Form 10-Q
period 2022-03-31
Orbital Energy Group, Inc.
filed 2022-05-16
CIK 1108967

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

There were 95,594,968 shares of the registrant's common stock, par value $0.001 per share, outstanding as of May 11, 2022.

Securities registered pursuant to Section 12(b) of the Act.:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.001 par value.	OEG	Nasdaq Capital Market

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Orbital Energy Group, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
(in thousands, except share and per share amounts)	2022	2021

Assets:
Current Assets:
Cash and cash equivalents	$20,949	$26,865
Restricted cash - current portion	146	150
Trade accounts receivable, net of allowance	52,670	48,752
Inventories	1,299	1,335
Contract assets	14,198	7,478
Note receivable, current portion	1,051	3,536
Prepaid expenses and other current assets	7,291	6,919
Assets held for sale, current portion	6,611	6,679
Total current assets	104,215	101,714

Property and equipment, less accumulated depreciation	28,727	29,638
Investment	1,063	1,063
Right of use assets - Operating leases	20,040	18,247
Right of use assets - Financing leases	14,231	14,702
Goodwill	102,349	100,899
Other intangible assets, net	138,207	142,656
Restricted cash, noncurrent portion	1,026	1,026
Note receivable, noncurrent portion	—	836
Deposits and other assets	1,557	1,558
Total assets	$411,415	$412,339

Liabilities and Stockholders' Equity:
Current Liabilities:
Accounts payable	$17,853	$10,111
Notes payable, current portion	68,563	72,774
Line of credit	4,000	2,500
Operating lease obligations - current portion	5,179	4,674
Financing lease obligations - current portion	5,048	4,939
Accrued expenses	30,524	28,301
Contract liabilities	6,470	6,503
Financial instrument liability, current portion	25,912	825
Liabilities held for sale, current portion	5,735	4,367
Total current liabilities	169,284	134,994

Financial instrument liability, noncurrent portion	1,753	—
Deferred tax liabilities	260	260
Notes payable, less current portion	153,414	156,605
Operating lease obligations, less current portion	14,878	13,555
Financing lease obligations, less current portion	9,455	9,939
Other long-term liabilities	720	720
Total liabilities	349,764	316,073

Commitments and contingencies

Stockholders' Equity:
Preferred stock, par value $0.001; 10,000,000 shares authorized; no shares issued at March 31, 2022 or December 31, 2021	—	—
Common stock, par value $0.001; 325,000,000 shares authorized; 85,887,514 shares issued and 85,409,451 shares outstanding at March 31, 2022 and 82,259,739 shares issued and 81,906,676 shares outstanding at December 31, 2021	86	82
Additional paid-in capital	314,485	311,487
Treasury stock at cost; 353,063 shares held at March 31, 2022 and December 31, 2021	(413)	(413)
Accumulated deficit	(248,535)	(210,934)
Accumulated other comprehensive loss	(3,989)	(3,995)
Total Orbital Energy Group, Inc.'s stockholders' equity	61,634	96,227
Noncontrolling interest	17	39
Total stockholders' equity	61,651	96,266
Total liabilities and stockholders' equity	$411,415	$412,339

See accompanying notes to condensed consolidated financial statements

Orbital Energy Group, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months
(in thousands, except share and per share amounts)	Ended March 31,
	2022	2021

Revenues	$70,254	$5,561

Cost of revenues	58,671	8,082

Gross profit	11,583	(2,521)

Operating expenses:
Selling, general and administrative expense	8,126	12,019
Depreciation and amortization	5,323	1,082
Recovery of bad debt	(60)	—
Other operating income	(18)	—

Total operating expenses	13,371	13,101

Loss from operations	(1,788)	(15,622)

Loss on extinguishment of debt	(26,019)	(250)
Other income (expense)	(583)	313
Interest expense	(8,039)	(734)

Loss from continuing operations before income taxes	(36,429)	(16,293)
Income tax expense	241	16

Loss from continuing operations, net of income taxes	(36,670)	(16,309)

Discontinued operations (Note 3)
Loss from discontinued operations, net of income taxes	(953)	(1,643)

Net loss	$(37,623)	$(17,952)
Less: net loss attributable to noncontrolling interest	(22)	—
Net loss attributable to Orbital Energy Group, Inc.	$(37,601)	$(17,952)

Basic and diluted weighted average common shares outstanding	83,126,709	44,564,868

Loss from continuing operations per common share - basic and diluted	$(0.44)	$(0.36)

Income from discontinued operations - basic and diluted	(0.01)	(0.04)

Loss per common share - basic and diluted	$(0.45)	$(0.40)

See accompanying notes to condensed consolidated financial statements

Orbital Energy Group, Inc.

Condensed Consolidated Statements of Comprehensive Income and Loss

(Unaudited)

	For the Three Months
(in thousands)	Ended March 31,
	2022	2021
Net loss	$(37,623)	$(17,952)
Other comprehensive income (loss)
Foreign currency translation adjustment	6	(22)
Comprehensive loss	$(37,617)	$(17,974)

See accompanying notes to condensed consolidated financial statements

Orbital Energy Group, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Three Months Ended March 31, 2022 and 2021

(Unaudited)

(in thousands, except share amounts)	Common Stock			Treasury Stock
	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total OEG Stockholder's Equity	Non-controlling Interest	Total Stockholders' Equity

Balance, December 31, 2021	82,259,739	$82	$311,487	(353,063)	$(413)	$(210,934)	$(3,995)	$96,227	$39	$96,266
Common stock issuable for acquisition	125,000	—	250	—	—	—	—	250	—	250
Common stock issued and issuable for compensation, services and royalty payments	795,384	1	(1,694)	—	—	—	—	(1,693)	—	(1,693)
Common stock issued for debt repayment	2,653,365	3	4,442	—	—	—	—	4,445	—	4,445
Common stock issued to lenders for OID for $105 million debt - (reissued)	54,026	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	(37,601)	—	(37,601)	(22)	(37,623)
Other comprehensive loss	—	—	—	—	—	—	6	6	—	6
Balance, March 31, 2022	85,887,514	86	$314,485	(353,063)	$(413)	$(248,535)	$(3,989)	$61,634	$17	$61,651

(in thousands, except share amounts)	Common Stock			Treasury Stock
	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity

Balance, December 31, 2020	31,029,642	$31	$171,616	(353,063)	$(413)	$(149,681)	$(4,406)	$17,147
Issuance of common stock via equity raises	15,555,556	16	42,360	—	—	—	—	42,376
Common stock issued for cashless exercises of stock options	214,596	—	—	—	—	—	—	—
Common stock issued and vesting of restricted stock for compensation, services, and royalty payments	40,188	—	2,551	—	—	—	—	2,551
Net loss	—	—	—	—	—	(17,952)	—	(17,952)
Other comprehensive income	—	—	—	—	—	—	(22)	(22)
Balance, March 31, 2021	46,839,982	$47	$216,527	(353,063)	$(413)	$(167,633)	$(4,428)	$44,100

See accompanying notes to condensed consolidated financial statements

Orbital Energy Group, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months
(in thousands)	Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(37,623)	$(17,952)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,687	316
Amortization of intangibles	5,003	1,431
Amortization of debt discount	1,635	140
Amortization of note receivable discount	(63)	(74)
Stock-based compensation and expense, net of forfeitures	(3,050)	2,559
Fair value adjustment to liability for stock appreciation rights	(269)	1,908
Fair value adjustment to financial instrument liability	928	—
Loss on extinguishment of debt and debt modifications	26,019	250
Recovery of bad debt	31	(19)
Inventory reserve	(22)	(72)
Gain on sale of assets	(103)	—
Non-cash unrealized foreign currency (gain) loss	48	(100)

Change in operating assets and liabilities, net of acquisition:
Trade accounts receivable	(3,935)	1,689
Inventories	20	225
Contract assets	(6,378)	156
Prepaid expenses and other current assets	(751)	783
Right of use assets/lease liabilities, net	35	(222)
Deposits and other assets	(26)	—
Accounts payable	7,929	(4,343)
Accrued expenses	4,175	1,286
Contract liabilities	1,145	(1,443)
NET CASH USED IN OPERATING ACTIVITIES	(1,565)	(13,482)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisition, net of cash received	(773)	—
Purchases of property and equipment	(1,351)	(2,946)
Deposits on financing lease property and equipment	26	—
Proceeds from sale of property and equipment	78	—
Purchase of other intangible assets	(51)	(692)
Proceeds from notes receivable	3,500	100
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	1,429	(3,538)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	3,500	—
Payments on line of credit	(2,000)	(441)
Payments on financing lease obligations	(1,212)	(1)
Proceeds from notes payable	—	9,701
Payments on notes payable	(5,804)	(3,238)
Proceeds from sales of common stock	—	42,376
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(5,516)	48,397

Effect of exchange rate changes on cash	(268)	11
Net increase (decrease) in cash, cash equivalents and restricted cash	(5,920)	31,388
Cash, cash equivalents and restricted cash at beginning of period	28,041	4,524

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$22,121	$35,912

See accompanying notes to condensed consolidated financial statements

Orbital Energy Group, Inc.

Condensed Consolidated Statements of Cash Flows (continued)

(Unaudited)

	For the Three Months
(in thousands)	Ended March 31,
	2022	2021
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid (net refunded)	$(405)	$(570)
Interest paid	$5,183	$499

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Non-cash investment in acquisition for equity issuances	$250	$—
Financing note payable issued for payment on certain insurance policies	$—	$291
Accrued property and equipment purchases	$126	$—

See accompanying notes to condensed consolidated financial statements

Orbital Energy Group, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1.	NATURE OF OPERATIONS, BASIS OF PRESENTATION AND COMPANY CONDITIONS

Nature of Operations

Orbital Energy Group, Inc. (Orbital Energy Group, "OEG," "The Company") is a diversified infrastructure services company serving customers in the electric power, telecommunications, and renewable markets. The Company’s reportable segments are the Electric Power segment, the Telecommunications segment, and the Renewables segment. In  December 2021, the Company announced the planned divestiture of its previously reported Integrated Energy Infrastructure Solutions and Services segment.

The Electric Power segment consists of Front Line Power Construction, LLC based in Houston, Texas (acquired November 17, 2021), Orbital Power, Inc. based in Dallas, Texas, (began operations in Q1 2020) and Eclipse Foundation Group based in Gonzales, Louisiana (began operations in Q1 2021). The segment provides comprehensive infrastructure solutions to customers in the electric power industry. Services performed by Front Line Power and Orbital Power, Inc. generally include but are not limited to the engineering, design, installation, upgrade, repair and maintenance of electric power transmission and distribution infrastructure and substation facilities as well as emergency restoration services. Eclipse Foundation Group, which began operations in  January 2021, is a drilled shaft foundation construction company that specializes in providing services to the electric transmission and substation, industrial, telecommunication and disaster restoration market sectors, with expertise performing services in water, marsh and rock terrains.

The Telecommunications segment is made up of Gibson Technical Services, Inc. (“GTS”) (acquired  April 13, 2021) and subsidiaries. GTS is an Atlanta-based telecommunications company providing diversified telecommunications services nationally since 1990 and is the parent of IMMCO, Inc., Full Moon Telecom, LLC, and Coax Fiber Solutions, LLC. IMMCO, Inc. (acquired  July 28, 2021), which includes two Indian subsidiaries, is an Atlanta-based, full-service telecom engineering and network design company providing diversified engineering services and customized software solutions to a global customer base since 1992. Full Moon Telecom, LLC (acquired  October 22, 2021) is a Florida-based telecommunications service provider that offers an extensive array of wireless service capabilities and experience including Layer 2/Layer 3 Transport, Radio Access Network (“RAN”) Integration, test and turn-up of Small Cell systems and Integration/Commissioning of Distributed Antenna (“DAS”) systems. Coax Fiber Solutions, LLC (acquired March 7, 2022), is based in Georgia. Founded in 2016, Coax Fiber Solutions is a GDOT Certified contractor specializing in Aerial Installation, directional drilling, trenching, plowing, and missile crews for telecommunications, power, gas, water, CCTV, ATMS, and traffic signal cable installation.

The Renewables segment consists of Orbital Solar Services based in Raleigh, North Carolina. Orbital Solar Services provides engineering, procurement and construction (“EPC”) services that support the development of renewable energy generation focused on utility-scale solar construction. The Company serves a wide variety of project types, including commercial, substation, solar farms and public utility projects.

Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information, which includes condensed consolidated financial statements. Accordingly, they do not include all the information and notes necessary for a comprehensive presentation of financial position and results of operations and should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2021. The Condensed Consolidated Balance Sheet as of  December 31, 2021 has been derived from the audited financial statements as of that date included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.

It is management's opinion that all material adjustments (consisting of normal recurring adjustments) have been made, which are necessary for a fair financial statement presentation. All intercompany accounts and transactions have been eliminated in consolidation. The results for the interim period are not necessarily indicative of the results to be expected for the remaining quarters or year ending December 31, 2022.

Reconciliation of Cash, Cash Equivalents, and Restricted Cash on Condensed Consolidated Statements of Cash Flows

	For the Three Months
(in thousands)	Ended March 31,
	2022	2021
Cash and cash equivalents at beginning of period	$26,865	$3,046
Restricted cash at beginning of period (1)	1,176	1,478
Cash, cash equivalents and restricted cash at beginning of period	$28,041	$4,524

Cash and cash equivalents at end of period	$20,949	$34,733
Restricted cash at end of period (1)	1,172	1,179
Cash, cash equivalents and restricted cash at end of period	$22,121	$35,912

(1) Restrictions on cash at March 31, 2022 and March 31, 2021 relate to collateral for several bank-issued letters of credit for contract guaranties.

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

Reclassifications

Certain reclassifications have been made to the 2021 classifications in order to conform to the 2022 presentation.

Company Conditions and Sources of Liquidity

The Company has experienced net losses and cash outflows from cash used in operating activities over the past years. As of and for the three months ended March 31, 2022, the Company had an accumulated deficit of $248.5 million, loss from continuing operations of $36.7 million, and net cash used in operating activities of $1.6 million.

As of March 31, 2022, the Company had cash and cash equivalents of $20.9 million available for working capital needs and planned capital asset expenditures and a working capital deficit of $65.1 million, including current maturities of debt. These factors initially raise substantial doubt about our ability to continue as a going concern, but this doubt has been alleviated by the Company’s plans to raise sufficient capital to meet our current obligations over the next twelve months, in addition to the expected recovery of our assets to satisfy liabilities in the normal course of business.

The Company has plans to access additional capital to meet its obligations for the twelve months from the date these financial statements are available to be issued. Historically, the Company has raised additional equity and debt financing to fund its expansion; refer to Note 15 — Notes Payable and Line of Credit. The Company has also funded some of its capital expenditures through long-term financing with lenders and other investors as also described in further detail in Note 15 — Notes Payable and Line of Credit and Note 19 – Subsequent Events. Our ability to raise the additional capital is dependent on a number of factors, including, but not limited to, the market demand for our common stock, which itself is subject to a number of business risks and uncertainties, our creditworthiness and the uncertainty that we would be able to raise such additional capital at a price that is favorable to us. As of March 31, 2022, the Company has an effective S-3 shelf registration statement with $112.0 million of aggregate offering value available for the issuance of various types of securities, including common stock, preferred stock, debt securities and/or warrants. While management will look to continue funding future acquisitions, organic growth initiatives and continuing operations by raising additional capital from sources such as sales of its debt or equity securities or notes payable in order to meet operating cash requirements, there is no assurance that management’s plans will be successful.

As the Company continues its progression to build a full-service infrastructure services platform, a successful transition to attaining profitable operations is dependent upon achieving a level of positive cash flows through generating adequate revenue growth to support the Company’s cost structure. For the three months ended March 31, 2022, our revenues have increased by $64.7 million resulting in over a 1,100% increase in revenue compared to the three-month period ended in 2021. The significant increase in revenues during the year was primarily driven by the strategic acquisitions of Front Line Power Construction, LLC, Gibson Technical Services, IMMCO, Inc., and Full Moon Telecom, LLC made coupled with organic growth within Orbital Power Systems. In addition, two large utility scale solar projects were awarded to Orbital Solar Systems during the twelve-month period ended December 31, 2021. We anticipate, based on currently proposed plans and assumptions relating to our operations, the Company to generate sufficient revenue growth required to achieve profitability and generate positive cash flows from operations over the next twelve months. No assurance can be made that we will be able to obtain profitability and positive cash flows from our continuing operations.

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

Goodwill

The Company has Goodwill from acquisitions made in 2020, 2021 and 2022.

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

To complete the review, management evaluated the fair value of the Goodwill and considered all known events and circumstances that might trigger an impairment of goodwill. We evaluated the OSS, FLP and GTS reporting units for possible triggering events of possible impairment as of the end of the quarter ended March 31, 2022, noting none.

Accrued expenses

Accrued expenses are liabilities that reflect expenses on the statement of operations that have not been paid or recorded in accounts payable at the end of the period. At March 31, 2022 and  December 31, 2021, accrued expenses of $30.5 million and $28.3 million, respectively included the following components:

(in thousands)	March 31	December 31
	2022	2021
Accrued compensation	$5,250	$6,369
Working capital adjustment on Front Line Power Construction acquisition	14,092	14,092
Accrued interest	4,128	2,902
Accrued taxes payable	76	102
Other accrued expenses	6,978	4,836
Total accrued expense	$30,524	$28,301

COVID-19 Assessment and Liquidity

In March 2020, the World Health Organization categorized the current coronavirus disease (“COVID-19”) as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. COVID-19 continues to spread throughout the United States and other countries across the world, and the duration and severity of its effects can be severe. While the Company expects the effects of the pandemic to negatively impact its results from operations, cash flows and financial position, the current level of uncertainty over the economic and operational impacts of COVID-19 means the related financial impact cannot be reasonably estimated at this time. The Company has experienced customer delays and extensions for projects, supply chain delays, furloughs of personnel, increased utilization of telework, increased safety protocols to address COVID-19 risks, decreased field service work and other impacts from the COVID-19 pandemic.  While the economic effects of COVID-19 are beginning to subside as a higher percentage of people become vaccinated, there remains uncertainty regarding the future affects of the pandemic. Events and changes in circumstances arising after March 31, 2022, including those resulting from the impacts of COVID-19, will be reflected in management’s estimates for future periods.

Management believes the Company's present cash flows along with access to additional debt and equity raises will allow OEG to meet its obligations for twelve months from the date these financial statements are available to be issued. Including our cash balance, we continue to manage working capital primarily related to trade accounts receivable, notes receivable, prepaid assets, contract assets and our inventory less current liabilities that we will manage during the next twelve months. In 2022, the Company has entered into various long and short-term debt agreements. Considering these above factors, management believes the Company can meet its obligations for the twelve-month period from the date the financial statements are available to be issued.

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

Our significant accounting policies are detailed in "Note 2 Summary of Significant Accounting Policies" within Item 8 of the Company's Annual Report on Form 10-K for the year ended  December 31, 2021 filed with the SEC on March 31, 2022.

3.	DISCONTINUED OPERATIONS AND SALE OF A BUSINESS

As part of the Company’s stated strategy to transform Orbital Energy Group into a diversified energy infrastructure services platform serving North American energy customers, the Company’s board of directors made the decision to divest of its Orbital Gas subsidiaries. The Orbital Gas subsidiaries provide proprietary gas measurement and sampling technologies and the integration of process control and measuring/sampling systems. They are legacy businesses that are not part of the Company’s strategy of building an infrastructure services company serving the electric power, telecommunications and renewable markets. The disposition of the Orbital Gas subsidiaries will facilitate the Company’s restructuring and cost savings initiatives and are intended to realign and simplify its business structure and better position the Company for future growth and improved profitability. In the fourth quarter the Company recorded a $9.2 million impairment related to its U.K. operations to write the value of its investment in the U.K. operations to its expected realizable value of 3 million GBP ($4.1 million on December 31, 2021).

The sale of the U.K. operations closed in May of 2022. Assets and liabilities held for sale are included in the Company's balance sheet and are described below. See Note 19. Subsequent Events for more information on the sale of the U.K. business.

	As of	As of
	March 31,	December 31,
(in thousands)	2022	2021

Carrying amounts of the major classes of assets included in discontinued operations:

Trade accounts receivable	$3,109	$2,996
Inventories	547	530
Prepaid expenses and other current assets	212	114
Contract assets	835	1,141
Assets held for sale, current portion	4,703	4,781
Property and equipment	52	42
Other intangible assets	1,813	1,813
Deposits and other assets	43	43
Assets held for sale, noncurrent portion	1,908	1,898
Total assets of the disposal group classified as held for sale	$6,611	$6,679

Carrying amounts of the major classes of liabilities included in discontinued operations:

Accounts payable	$1,564	$1,657
Contract liabilities	2,537	1,414
Operating lease obligations - current portion	73	76
Accrued expenses	1,474	1,126
Liabilities held for sale, current portion	5,648	4,273
Operating lease obligations, less current portion	82	85
Other long-term liabilities	5	9
Liabilities held for sale, noncurrent portion	87	94
Total liabilities held for sale	$5,735	$4,367

Selected data for these discontinued businesses consisted of the following:

Reconciliation of the Major Classes of Line Items Constituting Pretax Income from

Discontinued Operations to the After-Tax Income from Discontinued Operations That Are

Presented in the Condensed Consolidated Statement of Operations

(Unaudited)

(in thousands)	For the Three Months
	Ended March 31,
Major classes of line items constituting pretax profit of discontinued operations:	2022	2021

Revenues	$3,986	$3,930
Cost of revenues	(2,694)	(2,715)
Selling, general and administrative expense	(2,139)	(2,443)
Depreciation and amortization	—	(432)
(Provision) credit for bad debt	(91)	19
Interest expense	(7)	(2)
Other expense	(8)	—
Pretax income of discontinued operations	(953)	(1,643)
Income tax expense	—	—
Total income from discontinued operations	$(953)	$(1,643)

Net cash provided by operating activities of discontinued operations for the three months ended March 31, 2022 was $0.5 million.

There was $10 thousand net cash used in investing activities of discontinued operations for the three months ended March 31, 2022.

4.	REVENUE FROM CONTRACTS WITH CUSTOMERS

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

The timing of revenue recognition may differ from the timing of invoicing to customers. Contract assets include unbilled amounts from our construction projects when revenue recognized under the output method or input cost-to-cost method exceed the amounts invoiced to our customers, as the amounts cannot be billed under the terms of our contracts. Such amounts are recoverable from our customers based upon various measures of performance, including achievement of certain milestones, completion of specified units or completion of a contract. Also included in contract assets are retainage receivables and amounts we seek or will seek to collect from customers or others for errors or changes in contract specifications or design, contract change orders or modifications in dispute or unapproved as to both scope and/or price or other customer-related causes of unanticipated additional contract costs (claims and unapproved change orders). Our contract assets do not include capitalized costs to obtain and fulfill a contract. Contract assets are generally classified as current within the Condensed Consolidated Balance Sheets.

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

Balances and activity in the current contract liabilities as of and for the three months ended March 31, 2022 and 2021 was as follows:

	For the Three Months
	Ended March 31,
(in thousands)	2022	2021
Total contract liabilities - beginning of period	$6,503	$4,873
Other contract additions, net	6,905	210
Revenue recognized	(6,938)	(877)
Contract settlements	—	(3,129)
Total contract liabilities - end of period	$6,470	$1,077

Performance Obligations

Remaining Performance Obligations

Remaining performance obligations represents the transaction price of contracts with customers for which work has not been performed and excludes unexercised contract options and potential orders under ordering-type contracts. As of March 31, 2022, the Company's remaining performance obligations are generally expected to be filled within the next 12 months. For the contracts that are greater than 12 months the Company has approximately $261.2 million in the aggregate of future revenue related to remaining performance obligations that are unsatisfied or partially unsatisfied as of  March 31, 2022.

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

For most of our contracts, the customer contracts with us to provide a significant service of integrating a complex set of tasks and components into a single project or capability (even if that single project results in the delivery of multiple units). Hence, the entire contract is accounted for as one performance obligation. Less commonly, however, we may promise to provide distinct goods or services within a contract in which case we separate the contract into more than one performance obligation. If a contract is separated into more than one performance obligation, we allocate the total transaction price to each performance obligation in an amount based on the estimated relative standalone selling prices of the promised goods or services underlying each performance obligation. We infrequently sell standard products with observable standalone sales. In cases where we do, the observable standalone sales are used to determine the standalone selling price. More frequently, we sell a customized customer specific solution, and in these cases we typically use output method or the expected cost plus a margin approach to estimate the standalone selling price of each performance obligation.

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

The following tables present the Company's revenues disaggregated by the type of customer:

	For the Three Months				For the Three Months
	Ended March 31, 2022				Ended March 31, 2021
(in thousands)	Electric Power	Telecommunications	Renewables	Total	Electric Power	Telecommunications	Renewables	Total

Utilities	$39,251	$—	$—	$39,251	$3,189	$—	$—	$3,189
Telecommunications	—	16,095	—	16,095	—	—	—	—
Solar	—	—	14,464	14,464	—	—	2,372	2,372
Other	444	—	—	444	—	—	—	—
Total revenues	$39,695	$16,095	$14,464	$70,254	$3,189	—	$2,372	$5,561

The following tables present the Company's revenues disaggregated by type of contract:

	For the Three Months				For the Three Months
	Ended March 31, 2022				Ended March 31, 2021
(in thousands)	Electric Power	Telecommunications	Renewables	Total	Electric Power	Telecommunications	Renewables	Total

Cost-plus contracts	$17,237	$112	$—	$17,349	$1,354	$—	$—	$1,354
Fixed price contracts	7,742	2,319	14,464	24,525	470	—	2,372	2,842
Unit price contracts	14,716	13,664	—	28,380	1,365	—	—	1,365
Total revenues	$39,695	$16,095	$14,464	$70,254	$3,189	$—	$2,372	$5,561

5.	INVENTORIES

Inventories consist of work-in-process and finished goods and are stated at the lower of cost or net realizable value using the first-in, first-out (FIFO) method as a cost flow convention or through the moving average cost method. At March 31, 2022 and December 31, 2021, inventory by category is valued net of reserves and consists of:

	As of March 31,	As of December 31,
(in thousands)	2022	2021
Raw materials	1,299	1,316
Work-in-process	—	19
Total inventories	$1,299	$1,335

6.	INVESTMENTS

The Company has a minority ownership in Virtual Power Systems ("VPS"). The VPS investment basis at March 31, 2022 and December 31, 2021 was $1.1 million and $1.1 million, respectively, as reflected on the condensed consolidated balance sheets. The investment is held at March 31, 2022 under the cost method of accounting for investments.

7.	LEASES

Consolidated total operating lease costs were $1.8 million for the three months ended March 31, 2022 and $0.7 million for the three months ended March 31, 2021 and are included in cost of sales; selling, general and administrative expense; and other income (expense), on the condensed consolidated statement of operations.

Future minimum operating lease obligations at March 31, 2022 are as follows for the years ended December 31:

(in thousands)
2022 (remaining period)	$4,824
2023	5,696
2024	4,534
2025	2,876
2026	2,496
Thereafter	2,785
Interest portion	(3,154)
Total operating lease obligations	$20,057

Total lease cost and other lease information is as follows:

	For the Three Months Ended March 31,
(in thousands)	2022	2021
Operating lease cost	$1,623	$668
Short-term lease cost	59	1
Variable lease cost	251	144
Sublease income	(129)	(113)
Total lease cost	$1,804	$700

Other information - Operating leases (in thousands)	For the Three Months Ended March 31,
	2022	2021
Cash paid for amounts included in the measurement of lease obligations:
Operating cash flows from operating leases (includes discontinued operations)	$(1,635)	$(922)
Right-of-use assets obtained in exchange for new operating lease obligations	$3,172	$2,783
Weighted-average remaining lease term - operating leases (in years)	4.5	5.0
Weighted-average discount rate - operating leases	7.1%	6.5%

Variable lease costs primarily include common area maintenance costs, real estate taxes and insurance costs passed through to the Company from lessors.

Future minimum finance lease obligations are as follows:

(in thousands)
2022 (remaining period)	$4,358
2023	5,811
2024	5,069
2025	321
2026	255
Thereafter	—
Interest portion	(1,312)
Total financing lease obligations	$14,502

Total financing lease costs are as follows:

	For the Three Months Ended March 31,
(in thousands)	2022	2021
Depreciation of financing lease assets	$1,308	$—
Interest on lease liabilities	241	—
Total finance lease cost	$1,549	$—

Other information - Financing leases	For the Three Months Ended March 31,
(in thousands)	2022	2021
Cash paid for amounts included in the measurement of lease obligations:
Operating cash flows from financing leases	$(241)	$—
Financing cash flows from financing leases	$(1,212)	$—
Right-of-use assets obtained in exchange for new financing lease obligations	$837	$—
Weighted-average remaining lease term - financing leases (in years)	2.8	—
Weighted-average discount rate - finance leases	6.5%	—

8.	STOCK-BASED COMPENSATION AND EXPENSE

Through December 31, 2021, the Company had been vesting a series of stock appreciation rights (SARS) to be settled in cash to certain executives. The SARS were considered liability-classified awards meaning their fair-values were remeasured at the end of each reporting period using a binomial lattice model and any changes in fair value for the vesting periods to-date were recorded through the income statement with a corresponding liability accrued on the balance sheet. Since December 31, 2021, the SARS have been exchanged for restricted stock units (RSUs) on the modification date of January 14, 2022 as approved by the Board of Directors. To account for this exchange, the company revalued the SARS as of the modification date of January 14, 2022 using the binomial lattice model and recorded changes in the vested value since December 31, 2021 as an adjustment to the income statement. The Company then reclassified the SARS accrued liability to APIC for new RSUs and recognized incremental expense. Shares deemed vested at the modification date were released and issued net of tax in March 2022. The company recorded expense for these RSUs for the period of January 15, 2022 to March 31, 2022.

Restricted Stock

In  March 2021, the Company granted 3 million restricted shares with an aggregate fair value of $16.4 million with a graded vesting schedule. One-third of which were vested in  April 2021, one-third of which were due to vest in  April 2022, and one-third of which were due to vest in  April 2023. The Company recorded a net credit of $3.9 million and expense of $2.0 million to compensation expense related to the forfeiture and partial vesting of these grants in the three months ended March 31, 2022 and March 31, 2021, respectively. The credit to compensation expense in the first three months of 2022 was due to a $5.2 million dollar reversal of expense related to the forfeiture of the restricted stock upon the termination of an employee as of March 31, 2022.

Restricted Stock Units

	Number of restricted shares	Weighted-average grant date fair value

Non-vested shares, beginning of year	3,018,788	$4.58
Granted	2,810,414	1.94
Vested	(1,332,788)	1.96
Forfeited	(2,000,000)	5.46
Non-vested shares, end of period	2,496,414	$2.30

9.	SEGMENT REPORTING

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

The Electric Power segment consists of Front Line Power Construction, LLC, Orbital Power Services, and Eclipse Foundation Group. The segment provides comprehensive solutions to customers in the electric power industries.

The Telecommunications segment is made up of Gibson Technical Services, Inc. (“GTS”) (acquired  April 13, 2021). GTS is an Atlanta-based telecommunications company providing diversified telecommunications services nationally since 1990 and is the parent of the following companies: IMMCO, Inc., Full Moon Telecom, and Coax Fiber Solutions, LLC.

The Renewables segment consists of Orbital Solar Services based in Raleigh, North Carolina. Orbital Solar Services provides engineering, procurement and construction (“EPC”) services that support the development of renewable energy generation focused on utility-scale solar construction. The Company serves a wide variety of project types, including commercial, substation, solar farms and public utility projects.

The Other category is made up primarily of the Company's corporate activities. This category does not include any operating segments and does not generate revenue.

The following information represents segment activity for the three months ended March 31, 2022:

(in thousands)	Electric Power	Telecommunications	Renewables	Other	Total
Revenues from external customers	$39,695	$16,095	$14,464	$—	$70,254
Depreciation and amortization (1)	6,975	1,091	608	16	8,690
Interest expense	4,071	37	2	3,929	8,039
Income (loss) from operations	(711)	477	428	(1,982)	(1,788)
Expenditures for long-lived assets (2)	943	423	—	36	1,402

(1)For the Electric Power segment and the Telecommunications segment, depreciation and amortization includes $3.2 million and $0.2 million respectively, which was included in cost of revenues in the Condensed Consolidated Statements of Operations.

(2)  Includes purchases of property, plant and equipment and other intangible assets. The Other category includes expenditures for discontinued operations of $10 thousand.

The following information represents selected balance sheet items by segment as of March 31, 2022:

(in thousands)	Electric Power	Telecommunications	Renewables	Other	Total
Segment assets	$277,615	$86,058	$30,286	$17,456	$411,415
Goodwill	70,151	25,192	7,006	—	102,349
Other intangible assets, net	102,680	28,412	7,115	—	138,207

The following information represents segment activity for the three months ended March 31, 2021:
(in thousands)	Electric Power	Telecommunications	Renewables	Other	Total
Revenues from external customers	$3,189	$—	$2,372	$—	$5,561
Depreciation and amortization (1)	217	—	1,089	441	1,747
Interest expense	1	—	15	718	734
Loss from operations	(4,264)	—	(5,326)	(6,032)	(15,622)
Expenditures for long-lived assets (2)	2,920	—	—	718	3,638

(1) For the Electric Power segment, depreciation and amortization includes $0.2 million, which was included in cost of revenues in the Condensed Consolidated Statements of Operations. Other category includes $432 thousand of depreciation and amortization from discontinued operations.

(2)  Includes purchases of property, plant and equipment and other intangible assets. The Other category includes expenditures for discontinued operations of $705 thousand.

The following information represents selected balance sheet items by segment as of December 31, 2021:

(in thousands)	Electric Power	Telecommunications	Renewables	Other	Total
Segment assets	$273,726	$80,800	$28,324	$29,489	$412,339
Goodwill	70,151	23,742	7,006	—	100,899
Other intangible assets, net	106,377	28,571	7,708	—	142,656

10.	RECENT ACCOUNTING PRONOUNCEMENTS

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

11.	FAIR VALUE MEASUREMENTS

The Company’s fair value hierarchy for our financial assets and liabilities as of March 31, 2022 and December 31, 2021 was as follows:

(in thousands)
March 31, 2022	Level 1	Level 2	Level 3	Total
Contingent consideration	$—	$—	$720	$720
Front Line Power Construction Seller financed debt	—	85,560	—	85,560
Financial instrument liability - related to Syndicated debt	—	—	1,753	1,753
Financial instrument liability - related to Front Line Power Construction seller financed debt	—	—	25,912	25,912

Total liabilities	$—	$85,560	$28,385	$113,945

December 31, 2021	Level 1	Level 2	Level 3	Total
Contingent consideration	$—	$—	$720	$720
Front Line Power Construction Seller financed debt	—	86,183	—	86,183
Financial instrument liability	—	—	825	825
Total liabilities	$—	$86,183	$1,545	$87,728

(in thousands)	Financial Instrument Liability - related to Syndicated debt
Balance at December 31, 2021	$825
Fair Value adjustment to Financial instrument liability	928
Balance at March 31, 2022	$1,753

(in thousands)	Financial Instrucment Liability - related to FLP seller financed debt
Balance at December 31, 2021	$—
Fair value of financial instrument liability at inception	25,912
Balance at March 31, 2022	$25,912

There were no transfers between Level 3 and Level 2 in the three months ended March 31, 2022 as determined at the end of the reporting period.

12.	LOSS PER COMMON SHARE

In accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification Topic 260 (“FASB ASC 260”), “Earnings per Share,” Basic loss from continuing operations per share, basic income from discontinued operations per share and basic net income (loss) per share that is available to shareholders is computed by dividing the income or loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the respective loss available to common stockholders by the weighted average number of diluted shares outstanding during the period calculated using the treasury stock method. Due to the Company’s loss from continuing operations in the three months ended March 31, 2022 and March 31, 2021, the assumed exercise of stock options and the unvested restricted stock that would otherwise increase diluted shares using the treasury stock method would have had an antidilutive effect and therefore 0.2 million shares related to stock options outstanding at March 31, 2022 and zero shares of restricted stock were excluded from the computation of diluted net loss per share for the three months ended March 31, 2022 and 0.2 million shares related to stock options outstanding at March 31, 2021 were excluded for the three months ended March 31, 2021 and 3.0 million shares of restricted stock were excluded from the computation of diluted net loss per share for the three months ended March 31, 2021. Accordingly, diluted earnings (loss) per share for continuing operations, discontinued operations and net income is the same as basic earnings (loss) per share for continuing operations, discontinued operations and net income for the three months ended March 31, 2022 and 2021.

	For the Three Months
(in thousands, except share and per share amounts)	Ended March 31,
	2022	2021
Loss from continuing operations, net of income taxes	$(36,670)	$(16,309)
Income from discontinued operations, net of income taxes	(953)	(1,643)

Net loss	$(37,623)	$(17,952)

Basic and diluted weighted average number of shares outstanding	83,126,709	44,564,868

Loss from continuing operations per common share - basic and diluted	$(0.44)	$(0.36)

Income from discontinued operations - basic and diluted	(0.01)	(0.04)

Loss per common share - basic and diluted	$(0.45)	$(0.40)

13.	INCOME TAXES

The Company is subject to taxation in the U.S., as well as various state and foreign jurisdictions. The Company continues to record a full valuation allowance against the Company's U.S. and U.K. net deferred tax assets and a partial valuation allowance on its Canada deferred tax assets as it is not more likely than not that the Company will realize a benefit from these assets in a future period other than a $98 thousand carryback benefit at Canada. In future periods, tax benefits and related deferred tax assets will be recognized when management concludes realization of such amounts is more likely than not.

Total net income tax expense of $0.2 million and $16 thousand were recorded to the income tax provision from continuing operations for the three months ended March 31, 2022 and March 31, 2021, respectively, resulting in an effective tax rate of (0.7%) and (0.1%), respectively. Income tax expense was primarily due to state minimum taxes and estimated Texas gross receipts taxes.

14.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss are as follows:

(in thousands)	As of March 31, 2022	As of December 31, 2021
Foreign currency translation adjustment	$(3,989)	$(3,995)
Accumulated other comprehensive loss	$(3,989)	$(3,995)

15.	NOTES PAYABLE AND LINE OF CREDIT

Notes payable is summarized as follows:

(in thousands)	As of March 31, 2022	As of December 31, 2021
Syndicated debt (1)	$105,000	$105,000
Seller Financed notes payable - Front Line Power Construction, LLC acquisition (2)	86,730	86,730
Note Payable - Financing notes (3)	672	1,357
Seller Financed notes payable - Reach Construction Group, LLC acquisition (4)	3,510	3,480
Vehicle and equipment loans (5)	1,268	222
Non-recourse payable agreements (6)	4,223	8,269
Notes payable - Institutional investor (7)	29,086	33,922
Conditional settlement notes payable agreement (8)	2,500	3,000
Full Moon and CFS - loans to prior owners (9)	31	2
Subtotal	233,020	241,982
Unamortized prepaid financing fees	(11,043)	(12,603)
Total long-term debt	221,977	229,379
Less: notes payable, current	(68,563)	(72,774)
Notes payable, less current portion	$153,414	$156,605

(1)

On  November 17, 2021, the Company entered into a credit agreement and associated documents (the “Credit Agreement”) with Alter Domus (US), LLC (“Alter Domus”), as administrative agent and collateral agent and various lenders (the “Lenders”) in order to enable the Company to finance the acquisition of Front Line Power Construction, LLC. The Lenders made a Term Loan to Front Line in the initial principal amount of $105,000,000 for the purposes of financing the acquisition and the associated expenses. The term loan initially bears interest at the three-month Adjusted LIBOR Rate, plus the Applicable Margin, of which 2.5%  may be paid in-kind. The Term Loan shall be repaid in consecutive quarterly installments of $262,500, commencing on  June 30, 2022. The Credit Agreement provides for mandatory prepayments on the occurrence of events such as sales of assets, Consolidated Excess Cash Flow and Excess Receipts during the term. The credit agreement provides for prepayment premiums (initially 5% on prepayments made in the first 30 months of the term, declining to 1% in the final year of the term). The Term Loan matures on  November 17, 2026, subject to acceleration on Events of Default. Interest rate on the term notes is 13.5% at March 31, 2022.

(2)

On  November 17, 2021, the Company entered into two unsecured promissory notes, one with Kurt A Johnson, Jr, for $34,256,000 and the second for $51,384,000 with Tidal Power Group LLC. These promissory notes bear an interest rate of 6% per annum and as modified, $20 million is due on May 6, 2022, $15 million is due on December 31, 2022, and $52 million is due on May 31, 2023.  On  December 10, 2021, Kurt A Johnson Jr. received an additional unsecured promissory note in the principal sum of $1,090,000 also with a 6% per annum interest rate in exchange for a reduction of shares issued to Mr. Johnson of 400,000. Additionally in a Q1 2022 amendment to the note, the Company also agreed to reduce the restriction period under the Tidal Lockup letter from two years to one year and to the extent that if the value of the shares previously issued to Tidal Power were less than $4.00 per share upon expiration of the restriction period, the Company has agreed to pay additional consideration to Tidal Power so that the value of Tidal Power's shares are equal to no less than $28,852,844. For the Johnson lockup letter, the Company agreed to pay additional consideration to Mr. Johnson upon expiration of the restriction period so that the value of his stock consideration is no less than $17,635,228, which is equal to $4.00 per common share. Any shortfall would be made up by issuing Mr. Johnson additional common shares.  See Subsequent Event footnote 20 for more information on amendments to these Promissory notes. See Debt modification subheading below for more information on the debt modification of the unsecured promissory notes.

(3)	The Company has three notes payable to First Insurance Funding executed in 2021 for the purposes of financing a portion of the Company's insurance coverage. Two of these notes have an annual percentage rate of 4.35% and one note with an annual percentage rate of 3.00%, all three notes to be paid in ten monthly payments. The notes are set to mature in May, July and September of 2022.

(4)

Includes two seller-financed notes payable, one for $5 million and the second for $1.5 million. In August 2021, the $5 million note was amended from its original 18-month term; the Company paid $1 million in cash and exchanged 155,763 shares of common stock in exchange for an additional $1 million reduction in principal. The new loan had a face value of $2.0 million at a rate of 6% per annum and was recorded based on an estimated market interest rate of 10% per annum with an original issue discount of $48 thousand. The second seller financed note payable is due 36-months from the April 1, 2020 acquisition date. Both notes had an original stated interest rate of 6% per annum. The Company recently filed and served a Federal Civil Complaint asserting various causes-of-action against the holder of the note, including misrepresentations made during the course of negotiating this transaction.  Based on that complaint, the evidence contained therein, and the conduct described, the Company reasonably believes that it owes no additional compensation as a result of this transaction.

(5)	Includes vehicle and equipment loans with interest rates ranging from 1.00% to 9.15%.

(6)	The Company entered into a non-recourse agreement with C6 which was originated in November 2021 with a face amount of $9.5 million. The Company received net cash proceeds of $6.9 million. The Company recorded a liability of $9.5 million and a debt discount of $2.6 million. Under the terms of the agreement, for the first 12 weeks, the Company makes weekly payments of $148 thousand and for the final 20 weeks, the Company makes payments of $384 thousand. The agreement had no stated interest rate, but the discount and loan origination fees are being amortized based on an 89% interest rate. As of March 31, 2022, the future payments for this financing agreement was approximately $4.2 million ($3.8 million net of discount). See Subsequent Events footnote 20 for information on amendments to this note.

(7)

On March 23, 2021, the Company completed a note payable agreement with an institutional investor with a face amount of $10.7 million, a stated interest rate of 9.0%, an estimated effective interest rate of 19.6%, and an original issue discount of $1.0 million.  The carrying value was $4.5 million at March 31, 2022. The note payable is payable within eighteen (18) months after the purchase date and the creditor may request payment of up to $1 million per calendar month beginning 6 months after initial issuance.

On May 11, 2021, the Company completed note payable agreement with the institutional investor with a face amount of $10.7 million, a stated interest of 9.0% per annum and a combined original issue discount and unamortized prepaid fees of $1.0 million and a carrying value of $7.8 million at March 31, 2022. The net proceeds were to be used for working capital, future acquisitions and general corporate purposes. Beginning six (6) months from the purchase price date, investor has the right, in its sole and absolute discretion, to redeem all or any portion of the Note (such amount, the “Redemption Amount”) subject to the maximum monthly redemption amount of $1 million per calendar month, by providing Company with a “Redemption Notice," and is payable in full within 18 months of issuance.

On  December 20, 2021, the Company completed a note payable agreement with the institutional investor with a face amount of $16.1 million, a stated interest rate of 9.0%, an estimated effective interest rate of 16.3%, and an original issue discount of $1.1 million. The note payable is payable within eighteen (18) months after the purchase date and the creditor   may request payment of up to $1.5 million per month beginning 6 months after initial issuance. The carrying value was $15.7 million at March 31, 2022. The Company has not made any payments on this note as of March 31, 2022.

For payments made by exchanging stock for payments against the debt in 2022, the Company recorded a total loss of $0.7 million on the exchanges due to the Company issuing shares at a lower price than the current market price on the dates of exchange.

(8)	In October 2020, the Company entered into a conditional settlement agreement with a subcontractor to make payments of $3.5 million at zero interest over three years. The Company made a $0.5 million payment in the fourth quarter of 2021. In the current period, the Company made a $150,000 payment in February 2022, and a $350,000 payment in March 31, 2022. The Company is scheduled to make a $1 million payment by November 2022 and the final $1.5 million payment by November 2023.

(9)	Represents Coax Fiber Solutions and Full Moon Telecom, LLC opening balance sheet loans to prior Coax Fiber Solutions and Full Moon Telecom, LLC owners.

Line of Credit

On August 19, 2021, the Company's GTS subsidiary entered into a $4.0 million variable rate line of credit agreement. Interest accrues at a rate of 2.05% over the Daily Simple Secured Overnight Financing Rate ("SOFR") index rate. At March 31, 2022 the Company had an outstanding balance on the line of credit of $4.0 million with zero dollars available for borrowing.

Debt Modifications

In the first quarter of 2022, the Company entered into a loan modification on the Front Line Seller Financed notes payable. In order to extend the maturity date of these loans from the original maturity date of May 16, 2022, the Company agreed to reduce the restriction period on the stock granted to the sellers from two years to one and guarantee a $4.00 stock value upon the expiration of the restriction period. The stock price guarantee was valued as a put option and the additional expected cost of the debt from the put option was determined to be an extinguishment of debt and for this transaction, the Company recorded a $25.3 million loss on extinguishment. The put option was valued at $25.9 million and the difference between the put option value and the discount on the orginal and amended seller notes was recorded as a loss on extingusihment. The put option was valued as of the March 29, 2022 modification date. Between the inception date and the quarter-end date of March 31, 2022, the Company's stock fluctuated by $.01 and the Company determined that any revaluation of the put option for a change in value during those three days would be immaterial.

16.	CONCENTRATIONS

The Company’s major product lines in 2021 and 2022 were electric power transmission and distribution maintenance and service, utility-scale solar construction projects and telecommunications maintenance and service.

The Company had the following revenue concentrations by customer greater than 10% of consolidated revenue:

	For the Three Months Ended March 31,
Customer	2022	2021
Customer 1	<10%	40%
Customer 2	<10%	27%
Customer 3	<10%	16%
Customer 4	28%	<10%
Customer 5	19%	<10%
Customer 6	14%	<10%
Total concentrations	61%	83%

The Company did not have geographic revenue concentrations outside the U.S.A. greater than 10% of consolidated revenue.

The Company had the following gross trade accounts receivable concentrations by customer greater than 10% of gross trade accounts receivable:

	As of March 31,	As of December 31,
Customer	2022	2021
Customer 4	28%	30%
Customer 5	15%	16%
Customer 6	13%	<10%
Total concentrations	56%	46%

The Company did not have a geographic concentrations of gross trade accounts receivable outside of the U.S.A. greater than 10% of gross trade accounts receivable.

The Company had one supplier concentration of approximately 12% for the three months ended March 31, 2022 in the Renewables segment and one supplier concentration of approximately 12% in the three months ended March 31, 2021 in the Electric Power segment.

17.	ACQUISITIONS

Acquisition of Coax Fiber Solutions

Effective March 7, 2022, GTS, an OEG subsidiary, entered into a share purchase agreement to acquire Coax Fiber Solutions (CFS), a Georgia based GDOT Certified contractor specializing in Aerial Installation, directional drilling, trenching, plowing, and missile crews for telecommunications, power, gas, water, CCTV, ATMS, and traffic signal cable installation. GTS paid $0.8 million and are to issue 125,000 shares of restricted common stock to the Seller to purchase CFS with the stock preliminarily vaued at $250,000. Goodwill reflects the excess purchase price over the fair value of net assets. The Company recorded preliminary opening balance items of $0.4 million of current assets, $0.5 million of fixed assets, $1.4 million of goodwill, and $1.3 million of liabilities as part of this transaction. The company is currently in the process of finalizing the allocation of the purchase price for this acquisition.

18.	COMMITMENTS AND CONTINGENCIES

Off-Balance Sheet Arrangements

Performance and Payment Bonds and Parent Guarantees

In the ordinary course of business, Orbital Energy Group and its subsidiaries are required by certain customers to provide performance and payment bonds for contractual commitments related to its projects. These bonds provide a guarantee to the customer that the Company will perform under the terms of a contract and that the Company will pay its subcontractors and vendors. If the Company fails to perform under a contract or to pay its subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. The Company must reimburse the surety for expenses or outlays it incurs. Certain bonds are for open-ended contracts with multiple work orders so the value may increase as the work progresses and more work orders are started. The bonds will remain in place as the Company completes projects and resolves any disputed matters with the customers, vendors and subcontractors related to the bonded projects. As of March 31, 2022 the total amount of the outstanding performance and payment bonds was approximately $108.1 million. In addition, the Company had letters of credit outstanding of $1.4 million as of March 31, 2022.

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

19.	SUBSEQUENT EVENTS

Equity Raise

On April 20, 2022, the Company entered into a Sales Agreement pursuant to which the Company may offer and sell, from time to time, up to $50,000,000 in shares of its common stock. No sales have been made as of this filing.

On April 28, 2022, the Company entered into an additional Securities Purchase Agreement with an institutional investor to raise gross proceeds of $21 million. The Purchase Agreement provides for the sale and issuance by the Company of an aggregate of: (i) 9,000,000 shares of the Company’s common stock, (ii) pre-funded warrants to purchase up to 7,153,847 shares of Common Stock and (iii) warrants (the “Accompanying Warrant” and together with the Shares and the Pre-Funded Warrants, the “Securities”) to purchase up to 16,000,000 shares of Common Stock. The offering price per Share and associated Accompanying Warrant is $1.30 and the offering price per Pre-Funded Warrant and associated Accompanying Warrant is $1.30. Proceeds were received in May 2022, and used to pay the amount due on the Front Line Power seller financed notes.

Loan Modifications

Seller Financed notes payable - Front Line Power Construction, LLC acquisition

On April 29, 2022, the Company reached an agreement with the Front Line Power Construction, LLC Sellers to pay $20 million of the $35 million due  May 16, 2022 by May 6, 2022 and to extend the remaining $15 million to a due date of December 31, 2022.

Non-recourse financing agreement

In April, 2022, the Company took out three non-recourse agreements with C6 Capital for the sale of future revenues in the combined amount of $20.2 million. The Company received approximately $13.3 million after the deduction of an original issue discount and upfront fees. In April 2022, the Company used part of the proceeds from these non-recourse agreements to pay off  the non-recourse C6 note of $4.2 million that was on the balance sheet as of March 31, 2022. The loans vary in length from 26 to 48 weeks.

Sale of Orbital U.K.

On May 10, 2022, the Company completed the sale of its Orbital U.K. operations for the agreed upon amount of 3,000,000 GBP. The Company received 1,500,000 GBP on the settlement date and the remaining 1,500,000 GBP will be received within 60 days of the settlement date. The Company could receive additional consideration if certain events transpire during the 12-month restricted period following the settlement date. In addition, the Company will receive a “royalty” of 15% on any sales of the GasPT device related to Snam Rete Gas and/or the Future Billing Methodology (FBM) Project.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Important Note about Forward-Looking Statements

The following discussion and analysis should be read in conjunction with the Company’s unaudited condensed consolidated financial statements as of March 31, 2022 and notes thereto included in this document and the audited consolidated financial statements in the Company’s 10-K filing for the period ended December 31, 2021 and the notes thereto. In addition to historical information, the following discussion and other parts of this Form 10-Q contain forward-looking information that involves risks and uncertainties. The Company’s actual results could differ materially from those anticipated by such forward-looking information due to factors discussed elsewhere in this Form 10-Q.

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

Overview

Orbital Energy Group is a diversified infrastructure services company serving customers in the electric power, telecommunications, and renewable markets. The Company is dedicated to maximizing shareholder value through greenfield development and the acquisition of, and investment in successful, entrepreneurial led companies to profitably grow revenues by providing end-to-end solutions to customers, primarily in the renewable, electric power transmission and distribution, and telecommunications infrastructure markets. The Company is organized in three segments. The Electric Power segment consists of Front Line Power Construction, LLC based in Houston, Texas, Orbital Power, Inc. based in Dallas, Texas, and Eclipse Foundation Group based in Gonzales, Louisiana. The segment provides comprehensive infrastructure solutions to customers in the electric power industry. Services performed by Front Line Power and Orbital Power, Inc. generally include but are not limited to the engineering, design, installation, upgrade, repair and maintenance of electric power transmission and distribution infrastructure and substation facilities as well as emergency restoration services. Eclipse Foundation Group, which began operations in January 2021, is a drilled shaft foundation construction company that specializes in providing services to the electric transmission and substation, industrial, telecommunication and disaster restoration market sectors, with expertise performing services in water, marsh and rock terrains.

The Telecommunications segment consists of Gibson Technical Services (GTS) along with its subsidiaries IMMCO, Inc. based in Atlanta, Georgia and Full Moon Telecom, LLC based in Florida. GTS provides engineering, design, construction, and maintenance services to the broadband and wireless telecommunication industries and was acquired by the Company effective April 13, 2021. IMMCO, Inc. provides enterprise solutions to the cable and telecommunication industries and was acquired by the Company effective July 28, 2021. Full Moon Telecom, LLC provides telecommunication services including an extensive array of wireless service capabilities and was acquired by the Company effective October 22, 2021. Coax Fiber Solutions was acquired as of March 7, 2022, and is a Georgia based GDOT Certified contractor specializing in Aerial Installation, directional drilling, trenching, plowing, and missile crews for telecommunications, power, gas, water, CCTV, ATMS, and traffic signal cable installation.

Orbital Solar Services, LLC (OSS), based in Raleigh, North Carolina, makes up the Renewables segment. OSS provides engineering, procurement and construction (“EPC”) services that support the development of renewable energy generation focused on utility-scale solar construction.

The Company has experienced rapid growth through organic growth and acquisitions as the Company benefits from its 2021 investments and acquisitions and as the economy continues to emerge from the COVID-19 induced slowdown. First Quarter 2022 revenue was over twelve times greater than the Company's total revenue from the first quarter of 2021. Improved revenues and income were as a result of the inclusion of a full quarter of operations from the November acquisition of Front Line Construction in the Electric Power segment along with improved revenue and gross margins from the rest of the segment. The Company's results also reflect the inclusion of the 2021 Telecom acquisitions that began operations in the second quarter of 2021. The Company continues to incur professional fees related to mergers and acquisitions as the Company pursues both organic growth and growth through acquisitions. The Company's Telecommunications segment made an additional "tuck-in" acquisition in the first quarter of 2022 for cash and stock consideration of approximately $1 million. The three-month period ended March 31, 2022 for all segments began to see tangible benefits from the investments the Company made in 2021 through improved revenue and gross margins. The Company's results were affected negatively in the first quarter of 2022 by the $25.3 million loss on extinguishment of the Company's seller financed debt on the November 2021 Front Line Construction acquisition. The loss on extinguishment was primarily related to financial instruments included in the first quarter 2022 loan modification. Partially offsetting this loss was a  $5.2 million gain on the forfeiture of restricted stock by a Renewable segment executive.

In the first quarter of 2021, the Company incurred ramp-up costs in the Electric Power segment that put downward pressure on margins in the first quarter of 2021.The Company also incurred professional fees related to mergers and acquisitions as the Company pursued both organic and growth through acquisitions. The three-month period ended March 31, 2021 for both segments were also negatively affected by generally lower economic activity due to the COVID-19 pandemic that caused economic slowdowns throughout the world.

For the three months ended March 31, 2022, Orbital Energy Group, Inc. had consolidated loss from operations of $1.8 million compared to consolidated loss from operations in the three months ended March 31, 2021 of  $15.6 million. During the three months ended March 31, 2022, Orbital Energy Group, Inc. had a consolidated loss from continuing operations of $36.7 million compared to a loss of $16.3 million in the comparable prior-year period.

During the three months ended March 31, 2022, Orbital Energy Group, Inc. had a consolidated net loss of $37.6 million compared to a consolidated net loss in the three months ended March 31, 2021 of $18.0 million. The greater net loss for the three months ended March 31, 2022, was primarily the result of the loss on extinguishment of debt related to the loan modification of the seller financed debt and ongoing merger and acquisition activity. SG&A cost decreases in the Other segment relate to the 2021 cash-settled SARS mark to market adjustment along with lower employee performance bonuses.

Revenues from continuing operations increased for the three months ended March 31, 2022 due to the continued ramp-up of the Electric Power and Renewables segments along with the addition of the Telecommunications segment which was assembled via acquisitions in 2021 and 2022.

Continuing Results of Operations

The following tables set forth, for the period indicated, certain financial information regarding revenue and operating results by segment.

For the Three Months Ended March 31, 2022:

(dollars in thousands)	Electric Power	Percent of Segment Revenues	Telecommunications	Percent of Segment Revenues	Renewables	Percent of Segment Revenues	Other	Percent of Segment Revenues	Total	Percent of Total Revenues
		$%		$%		$%		$%		$%
Revenues	$39,695	100.0%	$16,095	100.0%	$14,464	100.0%	$—	—%	$70,254	100.0%
Income (loss) from operations	$(711)	(1.8)%	$477	3.0%	$428	3.0%	$(1,982)	—%	$(1,788)	(2.5)%

For the Three Months Ended March 31, 2021:
(dollars in thousands)	Electric Power	Percent of Segment Revenues	Telecommunications	Percent of Segment Revenues	Renewables	Percent of Segment Revenues	Other	Percent of Segment Revenues	Total	Percent of Total Revenues
	$	%	$	%	$	%	$	%	$	%
Revenues	$3,189	100.0%	$—	—%	$2,372	100.0%	$—	—%	$5,561	100.0%
Income (loss) from operations	$(4,264)	(133.7)%	$—	—%	$(5,326)	(224.5)%	$(6,032)	—%	$(15,622)	(280.9)%

Revenue

The revenues for the three months ended March 31, 2022 increased compared to the 2021 comparable period primarily due to the additions of the Telecommunications segment following the acquisitions of GTS in Q2 2021, IMMCO in Q3 2021, Full Moon in Q4 2021 and Coax Fiber Solutions, LLC in Q1 2022 along with the acquisition of Front Line Power Construction, LLC to the Company's Electric Power segment in Q4 2021. In addition, Orbital Power Inc. in the Electric Power segment has continued to ramp up operations in Q1 2022. Renewables had significantly higher revenues in the first quarter of 2022 compared to the first quarter of 2021, which was affected by supply chain issues and a general slow-down caused by the COVID-19 epidemic.

The Electric Power Segment held backlogs of customer orders of approximately $217.1 million as of March 31, 2022 and $207.7 million at December 31, 2021. Increases to the backlog are due to the continuous growth of Front Line Power Construction and Orbital Power Inc. The Telecommunications segment held backlogs of customer orders of approximately $189.3 million as of March 31, 2022, compared to a backlog of $194.5 million at December 31, 2021. The Renewables segment had a backlog of $107.1 million as of March 31, 2022 compared to $121.4 million as of December 31, 2021 which is due to further work being completed and revenue being recognized in the quarter on projects that make up this backlog. Of the March 31, 2022 backlog totals, the amounts expected to be recognized in the twelve months following Q1 are approximately $294.6 million. The amounts expected to be recognized in the twelve months following Q1 consist of $131.6 million from the Electric Power segment, $55.9 million from the Telecommunications segment and $107.1 million from the Renewables segment.

Cost of revenues

For the three months ended March 31, 2022, the cost of revenues as a percentage of revenue decreased to 83.5% from 145.3% respectively from the prior-year period. This decrease was primarily in the Electric Power segment and was attributable to ramp-up of revenues in the segment both organically and the addition of Front Line Power Construction.  Margin percentages will vary based upon the mix of Orbital Power Services projects including emergency response services, new crew onboarding costs, and the competitive markets in which the Company competes.

The three months ended March 31, 2021 were affected by start-up costs at the Company's Orbital Power Services group, lower margin projects during the period for Orbital Solar Service and was also affected negatively by the COVID-19 pandemic and the resulting world-wide economic slowdown. Ramp-up costs included onboarding personnel, equipment and supplies in advance of projected work in order to obtain the necessary resources in a competitive market as the Companye prepared for forward demand expectations. Additionally, adverse weather negatively impacted several Electric Power fixed price jobs in the first quarter of 2021.

The Company expects continued improvement in margins during the remainder of 2022 as the Electric Power segment continues to gain efficiencies and increase revenues, and the Telecommunications segment sees continued synergistic benefits from the acquisitions of GTS, IMMCO, Full Moon, Coax Fiber Solutions.

Selling, General and Administrative Expenses

Selling, General and Administrative (SG&A) expenses include such items as wages, commissions, consulting, general office expenses, business promotion expenses and costs of being a public company, including legal and accounting fees, insurance and investor relations. SG&A expenses are generally associated with the ongoing activities to reach new customers, promote new product and service lines including for the Electric Power segment, Renewables segment, and Telecommunications segments.

During the three months ended March 31, 2022, SG&A decreased $3.9 million compared to the prior-year comparative periods. The decrease in SG&A for the quarter were due to decreased SG&A costs in the Renewables segment due to the $5.2 million forfeiture related to a Renewables Executive termination. Also contributing to the decreased SG&A was lower executive bonuses and a $0.3 million positive cash settled SARS mark-to-market fair value adjustment in 2022 compared to a $1.9 million mark to market expense in the first quarter of 2021. These decreases were partially offset by increases in SG&A in the Electric Power and Telecommunications segments primarily due to organic growth and the Company's 2021 and 2022 aquistions.

Depreciation and Amortization

(dollars in thousands)

	For the Three Months Ended
Depreciation and amortization expense by Segment	March 31,
	2022	2021	$ Change	% Change
Electric Power	$6,975	$217	$6,758	3114.3%
Telecommunications	1,091	—	1,091	100.0%
Renewables	608	1,089	(481)	(44.2)%
Other	16	441	(425)	(96.4)%
Total depreciation and amortization	$8,690	$1,747	$6,943	397.4%

Depreciation and amortization expenses are associated with depreciation on buildings, furniture, equipment, vehicles, and amortization of intangible assets over the estimated useful lives of the related assets.

Depreciation and amortization expense in the three months ended March 31, 2022 were up compared to the three months ended March 31, 2021 primarily due to additional amortization in the Electric Power and Telecommunication segments and GTS, IMMCO, Full Moon Telecom, and Front Line Power Construction acquisition intangibles that were acquired in the second, third and fourth quarter of 2021 and depreciation of equipment used by Orbital Power Services which has been ramping up their capital expenditures as more crews are added.

Loss on Extinguishment of debt

Loss on extinguishment of debt in the three ended March 31, 2022 of $26.0 million was primarily related to loan modifications on the Company's seller financed debt with the sellers of Front Line Power Construction and approximately $0.7 million loss on extinguishment in the first three months ended March 31, 2022 related to the payment of certain loans with stock-based payments. Loss on extinguishment of debt in the three months ended March 31, 2021 related to the removal of a conversion feature of a note payable.

Other Income (Expense), net

(dollars in thousands)

	For the Three Months Ended
Other Income (Expense), net	March 31,
	2022	2021	$ Change	% Change
Foreign exchange gain (loss)	(49)	$95	$(144)	(151.6)%
Financial instrument expense	(928)	—	$(928)	(100.0)%
Interest income	78	81	$(3)	(3.7)%
Rental income	129	113	$16	14.2%
Other income	187	24	$163	679.2%
Total Other income (expense)	$(583)	$313	$(896)	(286.3)%

Other income (expense) changes contributing to increased expenses was a $0.9 million mark-to-market loss on the value of a financial instrument liability related to the Company's syndicated debt offset by interest income, rental income and other income.

Interest Expense

For the three months ended March 31, 2022, the Company incurred interest expense of $8.0 million compared to interest for the three months ended March 31, 2021 of $0.7 million. The increase in interest expense in 2022 is related to the increase in notes payable outstanding in the three months ended March 31, 2022 compared to the three months ended March 31, 2021 primarily related to the Front Line Power Construction acquisition.

Income Tax Expense

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

For additional analysis, see Note 14, "Income Taxes," of the condensed consolidated financial statements in Part I - Item I, "Financial Statements."

Liquidity and Capital Resources

Company Conditions and Sources of Liquidity

The Company has experienced net losses and cash outflows from cash used in operating activities over the past years. As of and for the three months ended March 31, 2022, the Company had an accumulated deficit of $248.5 million, loss from continuing operations of $36.7 million, and net cash used in operating activities of $1.6 million.

As of March 31, 2022, the Company had cash and cash equivalents of $20.9 million available for working capital needs and planned capital asset expenditures and a working capital deficit of $65.1 million, including current maturities of debt. These factors initially raise substantial doubt about our ability to continue as a going concern, but this doubt has been alleviated by the Company’s plans to raise sufficient capital to meet our current obligations over the next twelve months, in addition to the expected recovery of our assets to satisfy liabilities in the normal course of business.

The Company has plans to access additional capital to meet its obligations for the twelve months from the date these financial statements are available to be issued. Historically, the Company has raised additional equity and debt financing to fund its expansion; refer to Note 15 — Notes Payable and Line of Credit. The Company has also funded some of its capital expenditures through long-term financing with lenders and other investors as also described in further detail in Note 15 — Notes Payable and Line of Credit and Note 19 – Subsequent Events. Our ability to raise the additional capital is dependent on a number of factors, including, but not limited to, the market demand for our common stock, which itself is subject to a number of business risks and uncertainties, our creditworthiness and the uncertainty that we would be able to raise such additional capital at a price that is favorable to us. As of March 31, 2022, the Company has an effective S-3 shelf registration statement with $112.0 million of aggregate offering value available for the issuance of various types of securities, including common stock, preferred stock, debt securities and/or warrants. While management will look to continue funding future acquisitions, organic growth initiatives and continuing operations by raising additional capital from sources such as sales of its debt or equity securities or notes payable in order to meet operating cash requirements, there is no assurance that management’s plans will be successful.

As the Company continues its progression to build a full-service infrastructure services platform, a successful transition to attaining profitable operations is dependent upon achieving a level of positive cash flows through generating adequate revenue growth to support the Company’s cost structure. For the three months ended March 31, 2022, our revenues have increased by $64.7 million resulting in over a 1,100% increase in revenue compared to the three-month period ended in 2021. The significant increase in revenues during the year was primarily driven by the strategic acquisitions of Front Line Power Construction, LLC, Gibson Technical Services, IMMCO, Inc., and Full Moon Telecom, LLC made coupled with organic growth within Orbital Power Systems. In addition, two large utility scale solar projects were awarded to Orbital Solar Systems during the twelve-month period ended December 31, 2021. We anticipate, based on currently proposed plans and assumptions relating to our operations, the Company to generate sufficient revenue growth required to achieve profitability and generate positive cash flows from operations over the next twelve months. No assurance can be made that we will be able to obtain profitability and positive cash flows from our continuing operations.

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

General

As of March 31, 2022, the Company held cash and cash equivalents of $20.9 million and restricted cash of $1.2 million. Operations, investments, and equipment have been funded through cash on hand, the issuance of common stock authorized by its July 2020 and February 2021 S-3 filings, seller financing, and the issuance of debt and financing through the sale of future revenues. The Company filed an S-3 in February of 2021 which became effective in April 2021 for the issuance of additional stock or public debt. In April, 2022, the Company issued 9,000,000 shares of common stock and pre-funded warrants to purchase up to 7,153,847 shares of Common Stock for a total raise of $21.0 million before expenses.  In August of 2021, the Company opened a $4.0 million dollar line of credit to support additional funding. Major uses of cash in the first three months of 2022 included the purchases of property and equipment, debt payments and changes in working capital. The Company continues to work to improve its short-term liquidity through management of its working capital. Long-term liquidity is expected to benefit from revenue growth and earnings through its existing operations. Overall volume growth in the Company's businesses both organically and through acquisitions are expected to benefit cash flows as well.

Cash Used in Operations

Cash used in operations of $1.6 million was a $11.9 million decrease in cash used compared to the three-month period in 2021.

The decrease in uses of cash in the first three months of 2022 are primarily related to higher merger and acquisition costs in the first quarter of 2021 as compared to 2022 along with company growth in 2022. Due to the large increase in revenue and associated costs both through acquisitions and organic growth, the Company was better able to cover it's fixed costs, but increased interest costs partially offset the benefits of much greater sales. Also with the growth of the company's revenue comes increased accounts receivables and accounts payable, which outside of timing, generally have offsetting cash flow effects. In the short-term, rapid growth can have a detrimental effect on cash flows as sales on account with positive gross margins waiting to be collected exceed accounts payable not yet paid. As the Company's growth begins to moderate, overall cash used in operations will continue to improve through revenue growth associated with new customers and larger projects. The change in cash used in operating activities since December 31, 2021, exclusive of net loss, is primarily the result of the following line items: Timing of cash payments on accounts payable and accrued liabilities was a combined $12.1 million increase in cash provided by operating activities related to larger projects at Orbital Solar Services and Front Line Power. Changes in cost in excess of billing and accounts receivable from December 31, 2021 was a combined $10.3 million use of cash for the period and reflects the greater revenue volumes in the first three months of 2022 compared to the first three months of 2021.

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

Capital Expenditures and Investments

During the first three months of 2022 and 2021, Orbital Energy Group invested $1.4 million and $2.9 million, respectively, in property and equipment. These purchases in 2022 were primarily for capital assets associated with the Company's Electric Power segment and Telecommunications segment. These investments typically include additions to equipment including vehicles and equipment for powerline service and maintenance, engineering, furniture, computer equipment for office personnel, facilities improvements and other fixed assets as needed for operations. In addition, during the three months ended March 31, 2022, the Company had proceeds from a notes receivable of $3.5 million. The Company anticipates further investment in fixed assets and acquisitions during 2022 in support of its on-going business and continued development of its infrastructure services operations.

Financing Activities

In the three months ended March 31, 2022 and 2021 the Company made cash payments on notes payable of $5.8 million and proceeds from notes payable of $9.7 million, respectively. The Company also received $3.5 million in proceeds from their line of credit and made $2 million in payments on this line of credit in 2022 compared to $0.4 million paid in the quarter ended March 31, 2021 to close its line of credit that was acquired with the Orbital Solar Services business. In the three months ended March 31 2022 and 2021 the Company recorded payments on finance lease obligations of $1.2 million and one thousand dollars, respectively.

Recap of Liquidity and Capital Resources

At March 31, 2022, the Company had unrestricted cash and cash equivalents balances of $20.9 million. At March 31, 2022 the Company had $2.2 million of cash and cash equivalents balances at domestic financial institutions that were covered under the FDIC insured deposits programs and $0.4 million covered at foreign financial institutions.

The Company had a net loss of $37.6 million and cash used in operating activities of $1.6 million during the three months ended March 31, 2022. As of March 31, 2022, the Company's accumulated deficit was $248.5 million.

The Company expects the revenues from its continuing operations, and cash on hand, to cover operating and other expenses for the next twelve months of operations. However, in the short-term, the Company expects to continue to need cash support as the Company's businesses increase their market positions and revenue. The Company may issue additional debt or equity to support continuing operations and acquisition efforts in the remaining months of 2022.

Critical Accounting Policies

The Company has adopted various accounting policies to prepare the consolidated financial statements in accordance with Generally Accepted Accounting Principles, ("GAAP"). Certain of the Company's accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. In the Company's 2021 Annual Report on Form 10-K filed on March 31, 2022, the Company identified the critical accounting policies that affect the Company's more significant estimates and assumptions used in preparing the Company's consolidated financial statements.

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

Investment Risk

The Company has an Investment Policy that, inter alia, provides an internal control structure that takes into consideration safety (credit risk and interest rate risk), liquidity and yield. Our Investment officers, CEO and CFO, oversee the investment portfolio and compile a quarterly analysis of the investment portfolio when applicable for internal use. In addition, the Company has an Investment Committee to administer and operate the portfolio. At March 31, 2022, the Investment Committee is comprised of C. Stephen Cochennet, Corey A. Lambrecht, Chairman, and Nicholas M. Grindstaff, CFO.

Cash and cash equivalents are diversified and maintained with several financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with financial institutions of reputable credit, therefore, bear minimal credit risk.

The Company has trade receivable and revenue concentrations with large customers. See Note 16 of the Company's financial statements for more information on the Company's concentration risks.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer (CEO) and its Chief Financial Officer (CFO), evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report. In designing and evaluating the Company’s disclosure controls and procedures, the Company’s management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Company’s management is required to apply their judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon that evaluation, the Company's management, including the CEO and the CFO, concluded that, as of March 31, 2022, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as defined in Rule 13(a)-15(f) or Rule 15d-15(f) of the Exchange Act) during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

The Company recently filed and served a federal civil complaint in the United States District Court for the Northern District of Texas – Dallas Division against the former owner of Reach Construction Group LLC (“Reach”).  The complaint alleges, among other things, misrepresentations and misconduct committed by the former owner in conjunction with the purchase and sale of Reach to Orbital Energy Group, Inc.  Based on the information and evidence contained in the complaint, the Company reasonable believes that it owes no more compensation to the former owner and is seeking return of certain funds already paid.

Item 1A. Risk Factors.

There are no material changes from Risk Factors as previously disclosed in the Company’s Form 10-K filed with the Commission on March 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. Common Stock Issued.

During the three months ended March 31, 2022, the Company issued the following shares of common stock, which were not registered under the Securities Act. The Company relied on Section 4(2) of the Securities Act of 1933 as the basis for an exemption from registration for the following issuances.

Date of issuance	Type of issuance	Stock issuance recipient	Reason for issuance	Total no. of shares	Grant date fair value recorded at issuance and periodic vesting (in thousands)
January 2022	Common stock	Consultant	Services	17,320	$45
January, February and March 2022	Common stock	Various	Debt payment	2,653,365	4,445
February 2022	Common stock	1 lender	Portion of original issue discount on $105 million credit facility *	54,026	—
Total other equity transactions				2,724,711	$4,490

* These shares were issuable as of November 17, 2021 and were recorded as part of additional paid in capital prior to issuance.

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

Signed and submitted this 16th day of May 2022.

Orbital Energy Group, Inc.
By:	/s/ James F. O'Neil
James F. O'Neil,
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Nicholas M. Grindstaff
Nicholas M. Grindstaff,
Chief Financial Officer
(Principal Financial Officer)