Form 10-Q
period 2022-06-30
Orbital Infrastructure Group, Inc.
filed 2022-08-12
CIK 1108967

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ______

Commission File Number 0-29923

Orbital Infrastructure Group, Inc. (f/k/a Orbital Energy Group, Inc.)

(Exact name of registrant as specified in its charter)

Texas	84-1463284
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Yes ☐  No ☒

There were 114,856,399 shares of the registrant's common stock, par value $0.001 per share, outstanding as of  August 11, 2022.

Securities registered pursuant to Section 12(b) of the Act.:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.001 par value.	OIG	Nasdaq Capital Market

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Orbital Infrastructure Group, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
(in thousands, except share and per share amounts)	2022	2021

Assets:
Current Assets:
Cash and cash equivalents	$31,584	$26,865
Restricted cash - current portion	123	150
Trade accounts receivable, net of allowance	51,433	48,752
Inventories	1,077	1,335
Contract assets	22,055	7,478
Note receivable, current portion	1,401	3,536
Prepaid expenses and other current assets	8,032	6,919
Assets held for sale, current portion	4,209	6,679
Total current assets	119,914	101,714

Property and equipment, less accumulated depreciation	27,553	29,638
Investment	1,063	1,063
Right of use assets - Operating leases	19,105	18,247
Right of use assets - Financing leases	13,155	14,702
Goodwill	102,966	100,899
Other intangible assets, net	133,186	142,656
Restricted cash, noncurrent portion	486	1,026
Note receivable, noncurrent portion	—	836
Deposits and other assets	1,579	1,558
Total assets	$419,007	$412,339

Liabilities and Stockholders' Equity:
Current Liabilities:
Accounts payable	$27,595	$10,111
Notes payable, current portion	117,589	72,774
Line of credit	4,000	2,500
Operating lease obligations - current portion	4,858	4,674
Financing lease obligations - current portion	5,170	4,939
Accrued expenses	31,740	28,301
Contract liabilities	2,367	6,503
Financial instrument liability, current portion	24,080	825
Liabilities held for sale, current portion	1,380	4,367
Total current liabilities	218,779	134,994

Financial instrument liability, noncurrent portion	15,404	—
Warrant liabilities	7,915	—
Deferred tax liabilities	260	260
Notes payable, less current portion	104,022	156,605
Operating lease obligations, less current portion	14,423	13,555
Financing lease obligations, less current portion	8,320	9,939
Other long-term liabilities	720	720
Total liabilities	369,843	316,073

Commitments and contingencies

Stockholders' Equity:
Preferred stock, par value $0.001; 10,000,000 shares authorized; no shares issued at June 30, 2022 or December 31, 2021	—	—
Common stock, par value $0.001; 325,000,000 shares authorized; 111,256,659 shares issued and 110,903,596 shares outstanding at June 30, 2022 and 82,259,739 shares issued and 81,906,676 shares outstanding at December 31, 2021	111	82
Additional paid-in capital	329,425	311,487
Treasury stock at cost; 353,063 shares held at June 30, 2022 and December 31, 2021	(413)	(413)
Accumulated deficit	(279,358)	(210,934)
Accumulated other comprehensive loss	(505)	(3,995)
Total Orbital Infrastructure Group, Inc.'s stockholders' equity	49,260	96,227
Noncontrolling interest	(96)	39
Total stockholders' equity	49,164	96,266
Total liabilities and stockholders' equity	$419,007	$412,339

See accompanying notes to condensed consolidated financial statements

Orbital Infrastructure Group, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months		For the Six Months
(in thousands, except share and per share amounts)	Ended June 30,		Ended June 30,
	2022	2021	2022	2021

Revenues	$93,913	$11,519	$164,167	$17,080

Cost of revenues	84,097	14,377	142,768	22,459

Gross profit	9,816	(2,858)	21,399	(5,379)

Operating expenses (income):
Selling, general and administrative expense	12,917	13,743	21,044	25,762
Depreciation and amortization	5,405	1,002	10,728	2,085
Recovery of bad debt	(478)	—	(538)	—
Other operating income	(322)	(9)	(340)	(9)

Total operating expenses	17,522	14,736	30,894	27,838

Loss from operations	(7,706)	(17,594)	(9,495)	(33,217)

Gain (loss) on extinguishment of debt	(2,213)	1,160	(28,232)	910
Loss on financial instrument	(13,874)	—	(14,802)	—
Gain on warrant liabilities	4,946	—	4,946	—
Other income (expense)	(1,052)	260	(706)	573
Interest expense	(9,813)	(1,096)	(17,852)	(1,830)

Loss from continuing operations before income taxes	(29,712)	(17,270)	(66,141)	(33,564)
Income tax expense (benefit)	382	(8,952)	623	(8,937)

Loss from continuing operations, net of income taxes	(30,094)	(8,318)	(66,764)	(24,627)

Discontinued operations (Note 3)
Income (loss) from operations of discontinued businesses	(842)	105	(1,795)	(1,538)

Net loss	(30,936)	(8,213)	(68,559)	(26,165)
Less: net loss attributable to noncontrolling interest	(113)	—	(135)	—
Net loss attributable to Orbital Infrastructure Group, Inc.	$(30,823)	$(8,213)	$(68,424)	$(26,165)

Basic and diluted weighted average common shares outstanding	95,355,532	51,838,830	89,292,201	48,221,943

Loss from continuing operations per common share - basic and diluted	$(0.31)	$(0.16)	$(0.75)	$(0.51)

Loss from discontinued operations - basic and diluted	(0.01)	—	(0.02)	(0.03)

Loss per common share - basic and diluted	$(0.32)	$(0.16)	$(0.77)	$(0.54)

See accompanying notes to condensed consolidated financial statements

Orbital Infrastructure Group, Inc.

Condensed Consolidated Statements of Comprehensive Income and Loss

(Unaudited)

	For the Three Months		For the Six Months
(in thousands)	Ended June 30,		Ended June 30,
	2022	2021	2022	2021
Net loss	$(30,936)	$(8,213)	$(68,559)	$(26,165)
Other comprehensive income (loss)
Foreign currency translation adjustment	(124)	(21)	(119)	(14)
Reclassification of Foreign currency translation adjustment from accumulated other comprehensive loss to gain on sale of Orbital U.K. upon disposition	3,608	—	3,608	—
Net other comprehensive income (loss)	3,484	(21)	3,489	(14)
Comprehensive loss	$(27,452)	$(8,234)	$(65,070)	$(26,179)
Less: Comprehensive income (loss) attributable to noncontrolling interests	(113)	—	(135)	—
Comprehensive loss attributable to Orbital Infrastructure Group, Inc.	$(27,339)	$(8,234)	$(64,935)	$(26,179)

See accompanying notes to condensed consolidated financial statements

Orbital Infrastructure Group, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

(in thousands, except share amounts)	Common Stock			Treasury Stock
	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total OIG Stockholder's Equity	Non-controlling Interest	Total Stockholders' Equity

Balance, December 31, 2021	82,259,739	$82	$311,487	(353,063)	$(413)	$(210,934)	$(3,995)	$96,227	$39	$96,266
Common stock issued for acquisition	125,000	—	250	—	—	—	—	250	—	250
Common stock issued and issuable for compensation, services and royalty payments	795,384	1	(1,694)	—	—	—	—	(1,693)	—	(1,693)
Common stock issued for debt repayment	2,653,365	3	4,442	—	—	—	—	4,445	—	4,445
Common stock issued to lenders for OID for $105 million debt - (reissued)	54,026	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	(37,601)	—	(37,601)	(22)	(37,623)
Other comprehensive loss	—	—	—	—	—	—	6	6	—	6
Balance, March 31, 2022	85,887,514	$86	$314,485	(353,063)	$(413)	$(248,535)	$(3,989)	$61,634	$17	$61,651
Issuance of common stock	9,000,000	9	—	—	—	—	—	9	—	9
Common stock issued for acquisition - purchase price adjustment	—	—	(104)	—	—	—	—	(104)	—	(104)
Issuance of common stock upon exercise of pre-funded warrants, net	7,153,847	7	6,932	—	—	—	—	6,939	—	6,939
Common stock issued and issuable for compensation, services and royalty payments	348,855	—	870	—	—	—	—	870	—	870
Common stock issued for debt repayment	4,173,095	4	4,322	—	—	—	—	4,326	—	4,326
Common stock issued to lenders based on a new reference price on subscription agreement	4,693,348	5	2,920	—	—	—	—	2,925	—	2,925
Net loss	—	—	—	—	—	(30,823)	—	(30,823)	(113)	(30,936)
Other comprehensive income	—	—	—	—	—	—	3,484	3,484	—	3,484
Balance, June 30, 2022	111,256,659	$111	$329,425	(353,063)	$(413)	$(279,358)	$(505)	$49,260	$(96)	$49,164

(in thousands, except share amounts)	Common Stock			Treasury Stock
	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity

Balance, December 31, 2020	31,029,642	$31	$171,616	(353,063)	$(413)	$(149,681)	$(4,406)	$17,147
Issuance of common stock via equity raises	15,555,556	16	42,360	—	—	—	—	42,376
Common stock issued for cashless exercises of stock options	214,596	—	—	—	—	—	—	—
Common stock issued and vesting of restricted stock for compensation, services, and royalty payments	40,188	—	2,551	—	—	—	—	2,551
Net loss	—	—	—	—	—	(17,952)	—	(17,952)
Other comprehensive income	—	—	—	—	—	—	(22)	(22)
Balance, March 31, 2021	46,839,982	$47	$216,527	(353,063)	$(413)	$(167,633)	$(4,428)	$44,100
Common stock issued for acquisition of Gibson Technical Services, Inc.	5,929,267	6	16,926	—	—	—	—	16,932
Common stock issued for compensation, services, and royalty payments	1,282,318	1	5,503	—	—	—	—	5,504
Net loss	—	—	—	—	—	(8,213)	—	(8,213)
Other comprehensive loss	—	—	—	—	—	—	8	8
Balance, June 30, 2021	54,051,567	$54	$238,956	(353,063)	$(413)	$(175,846)	$(4,420)	$58,331

See accompanying notes to condensed consolidated financial statements

Orbital Infrastructure Group, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months
(in thousands)	Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(68,559)	$(26,165)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	7,963	1,295
Amortization of intangibles	10,022	2,739
Amortization of debt discount	4,088	956
Amortization of note receivable discount	(63)	(155)
Stock-based compensation and expense, net of forfeitures	(2,188)	8,066
Fair value adjustment to liability for stock appreciation rights	(269)	2,691
Fair value adjustment to financial instrument liability	14,802	—
Fair value adjustment to warrant liabilities	(4,946)	—
Loss (gain) on extinguishment of debt and debt modifications	28,232	(1,677)
Gain on sale of business	(299)	—
Recovery of bad debt	(491)	(22)
Deferred income taxes	6	(8,978)
Inventory reserve	—	(252)
Gain on sale of assets	(441)	(9)
Non-cash unrealized foreign currency (gain) loss	12	(145)
Liquidated damages	1,077	—
Change in operating assets and liabilities, net of acquisition:
Trade accounts receivable	(869)	3,976
Inventories	319	(165)
Contract assets	(14,402)	(934)
Prepaid expenses and other current assets	(406)	1,390
Right of use assets/lease liabilities, net	306	7
Deposits and other assets	(24)	4
Accounts payable	17,829	(4,099)
Accrued expenses	4,366	158
Contract liabilities	(3,347)	(1,450)
NET CASH USED IN OPERATING ACTIVITIES	(7,282)	(22,769)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisitions, net of cash received	(773)	(21,390)
Purchases of property and equipment	(2,940)	(4,699)
Deposits on financing lease property and equipment	129	(315)
Proceeds from sale of business, net of cash included in the business	(454)	—
Proceeds from sale of property and equipment	424	56
Purchases of investments	(469)	—
Purchase of other intangible assets	(58)	(695)
Proceeds from notes receivable	3,500	621
NET CASH USED IN INVESTING ACTIVITIES	(641)	(26,422)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	3,500	—
Payments on line of credit	(2,000)	(441)
Payments on financing lease obligations	(2,470)	(289)
Proceeds from notes payable	23,300	19,400
Payments on notes payable	(29,799)	(5,582)
Proceeds from sales of common stock and warrants	19,810	42,376
NET CASH PROVIDED BY FINANCING ACTIVITIES	12,341	55,464

Effect of exchange rate changes on cash	(266)	9
Net increase (decrease) in cash, cash equivalents and restricted cash	4,152	6,282
Cash, cash equivalents and restricted cash at beginning of period	28,041	4,524

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$32,193	$10,806

See accompanying notes to condensed consolidated financial statements

Orbital Infrastructure Group, Inc.

Condensed Consolidated Statements of Cash Flows (continued)

(Unaudited)

	For the Six Months
(in thousands)	Ended June 30,
	2022	2021
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid (net refunded)	$(25)	$(539)
Interest paid	$14,282	$710

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Non-cash investment in acquisitions including seller notes, equity issued and contingent consideration	$146	$16,932
Equipment purchased with debt	$483	$—
Accrued property and equipment purchases	$13	$1,080
Common stock issued for debt	$8,771	$—
Issuance of common stock upon exercise of pre-funded warrants	$2,920	$—

See accompanying notes to condensed consolidated financial statements

Orbital Infrastructure Group, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1.	NATURE OF OPERATIONS, BASIS OF PRESENTATION AND COMPANY CONDITIONS

Nature of Operations

Orbital Infrastructure Group, Inc. f/k/a Orbital Energy Group, Inc. (Orbital Infrastructure Group, "OIG," "The Company") is a diversified infrastructure services company serving customers in the electric power, telecommunications, and renewable markets. The Company’s reportable segments are the Electric Power segment, the Telecommunications segment, and the Renewables segment. In  December 2021, the Company announced the planned divestiture of its previously reported Integrated Energy Infrastructure Solutions and Services segment.

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

Reconciliation of Cash, Cash Equivalents, and Restricted Cash on Condensed Consolidated Statements of Cash Flows

	For the Six Months
(in thousands)	Ended June 30,
	2022	2021
Cash and cash equivalents at beginning of period	$26,865	$3,046
Restricted cash at beginning of period (1)	1,176	1,478
Cash, cash equivalents and restricted cash at beginning of period	$28,041	$4,524

Cash and cash equivalents at end of period	$31,584	$9,626
Restricted cash at end of period (1)	609	1,180
Cash, cash equivalents and restricted cash at end of period	$32,193	$10,806

(1) Restrictions on cash at June 30, 2022 and June 30, 2021 relate to collateral for several bank-issued letters of credit for contract guaranties.

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

Company Conditions and Sources of Liquidity

The Company has experienced net losses and cash outflows from cash used in operating activities over the past years. As of and for the six months ended June 30, 2022, the Company had an accumulated deficit of $279.4 million, loss from continuing operations of $66.8 million, and net cash used in operating activities of $7.3 million.

As of June 30, 2022, the Company had cash and cash equivalents of $31.6 million available for working capital needs and planned capital asset expenditures and a working capital deficit of $98.9 million, including current maturities of debt. These factors initially raise substantial doubt about our ability to continue as a going concern, but this doubt has been alleviated by the Company’s plans to raise sufficient capital to meet our current obligations over the next twelve months, in addition to the expected recovery of our assets to satisfy liabilities in the normal course of business.

The Company has plans to access additional capital to meet its obligations for the twelve months from the date these financial statements are available to be issued. Historically, the Company has raised additional equity and debt financing to fund its expansion; refer to Note 16 — Notes Payable and Line of Credit. The Company has also funded some of its capital expenditures through long-term financing with lenders and other investors as also described in further detail in Note 16 — Notes Payable and Line of Credit and Note 20 – Subsequent Events. Our ability to raise the additional capital is dependent on a number of factors, including, but not limited to, the market demand for our common stock, which itself is subject to a number of business risks and uncertainties, our creditworthiness and the uncertainty that we would be able to raise such additional capital at a price that is favorable to us. As of June 30, 2022, the Company has an effective S-3 shelf registration statement with $69.8 million of aggregate offering value available for the issuance of various types of securities, including common stock, preferred stock, debt securities and/or warrants. Management has demonstrated ability to extend its notes including its seller notes as needed. In addition, although no formal agreements exist, the company has solicited interest from various lenders to potentially raise additional term debt to restructure or refinance its existing notes. While management will look to continue funding future acquisitions, organic growth initiatives and continuing operations by raising additional capital from sources such as sales of its debt or equity securities or notes payable in order to meet operating cash requirements, there is no assurance that management’s plans will be successful.

As the Company continues its progression to build a full-service infrastructure services platform, a successful transition to attaining profitable operations is dependent upon achieving a level of positive cash flows through generating adequate revenue growth to support the Company’s cost structure. For the six months ended June 30, 2022, our revenues have increased by $147.1 million and operating loss has decreased by $23.7 million resulting in an 861% increase and 71% decrease, respectively, compared to the six-month period ended June 30, 2021. The significant increase in revenues and decrease in operating loss during the year was primarily driven by the strategic acquisitions of Front Line Power Construction, LLC, Gibson Technical Services, IMMCO, Inc., and Full Moon Telecom, LLC coupled with organic growth within Orbital Power, Inc. In addition, two large utility scale solar projects were awarded to Orbital Solar Services during the twelve-month period ended December 31, 2021. We anticipate, based on currently proposed plans and assumptions relating to our operations, the Company to generate sufficient revenue growth required to achieve profitability and generate positive cash flows from operations over the next twelve months. No assurance can be made that we will be able to obtain profitability and positive cash flows from our continuing operations.

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

Sale of Orbital U.K.

On May 11, 2022, the Company completed the sale of its Orbital U.K. operations for the agreed upon amount of 3,000,000 GBP. The Company received 1,575,000 GBP on the settlement date and the remaining 1,425,000 GBP was received within 60 days of the settlement date but after June 30, 2022. The Company could receive additional consideration if certain events transpire during the 12-month restricted period following the settlement date. In addition, the Company will receive a “royalty” of 15% on any sales of the GasPT device related to Snam Rete Gas and/or the Future Billing Methodology (FBM) Project.

Goodwill and Indefinite-lived intangible assets

The Company has Goodwill from acquisitions made in 2020, 2021 and 2022.

The Company tests for impairment of Indefinite-lived intangibles and Goodwill in the second quarter of each year and when events or circumstances indicate that the carrying amount of Goodwill exceeds its fair value and may not be recoverable.

Under current accounting guidance, Orbital Infrastructure Group is not required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The guidance includes a number of factors to consider in conducting the qualitative assessment.

During the three months ended  June 30, 2022, the Company completed a quantitative analysis to determine whether it was more likely than not that the fair value of its reporting units were less than their carrying amount, including goodwill. To complete the review, management evaluated the fair value of the Goodwill and considered all known events and circumstances that might trigger an impairment of goodwill. The review of goodwill, prepared as of  May 31, 2022, determined that there were not indicators present to suggest that it was more likely than not that the fair value of the reporting units were less than their carrying amounts and thus no impairment was necessary during the quarter ended  June 30, 2022. To complete the review, management evaluated the fair value of the Goodwill and considered all known events and circumstances that might trigger an impairment of goodwill. The review of goodwill, prepared as of  May 31, 2022, determined that there were not indicators present to suggest that it was more likely than not that the fair value of any of the Company's reporting units was less than its carrying amount and thus no impairment was necessary during the quarter ended  June 30, 2022.

The Company did a second goodwill impairment analysis as of June 30, 2022 due to a 42 percent drop in the Company's stock price between May 31, 2022 and June 30, 2022, that caused an overall decrease in the Company’s market capitalization. We performed the interim impairment tests consistent with our approach for annual impairment testing, including similar models, inputs, and assumptions. As a result of the interim impairment testing, no impairment was identified as of June 30, 2022.

Accrued expenses

Accrued expenses are liabilities that reflect expenses on the statement of operations that have not been paid or recorded in accounts payable at the end of the period. At June 30, 2022 and  December 31, 2021, accrued expenses of $31.7 million and $28.3 million, respectively included the following components:

(in thousands)	June 30,	December 31
	2022	2021
Accrued bonding	$1,060	$167
Accrued compensation	2,940	6,369
Working capital adjustment on Front Line Power Construction acquisition	11,092	14,092
Accrued interest	3,049	2,902
Accrued taxes payable	93	102
Accrued subcontractor expenses	3,823	—
Accrued union dues	1,072	870
Other accrued expenses	8,611	3,799
Total accrued expense	$31,740	$28,301

Impact of COVID-19 Pandemic

The effects of the COVID-19 pandemic continues to significantly impact certain aspects and geographies of the global economy due to supply chain, production and other logistical disruptions. While we have continued to operate as a provider of essential services from the onset of the pandemic, during the course of the pandemic our operations and financial results have been adversely impacted by governmental responses to the COVID-19 pandemic, including shut-down orders and limitations on work site practices implemented by governments. The longer-term implications of the COVID-19 pandemic on our financial performance remain highly uncertain and variable. The future impact of COVID-19 will depend on the responses of governmental authorities, customers, suppliers and other third parties, our workforce availability, and the continued impact of COVID-19 on the global economy.

We continue to monitor governmental vaccination and testing standards or requirements related to COVID-19, as well as certain standards and guidance for preventing the spread of COVID-19. While the impact of these standards has lessened in 2022, we continue to monitor changes in these standards that may impact our business.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our significant accounting policies are detailed in "Note 2 Summary of Significant Accounting Policies" within Item 8 of the Company's Annual Report on Form 10-K for the year ended  December 31, 2021 filed with the SEC on March 31, 2022.

3.	DISCONTINUED OPERATIONS AND SALE OF A BUSINESS

As part of the Company’s stated strategy to transform Orbital Infrastructure Group into a diversified energy infrastructure services platform serving North American energy customers, the Company’s board of directors made the decision to divest of its Orbital Gas subsidiaries. The Orbital Gas subsidiaries provide proprietary gas measurement and sampling technologies and the integration of process control and measuring/sampling systems. They are legacy businesses that are not part of the Company’s strategy of building an infrastructure services company serving the electric power, telecommunications and renewable markets. The disposition of the Orbital Gas subsidiaries will facilitate the Company’s restructuring and cost savings initiatives and are intended to realign and simplify its business structure and better position the Company for future growth and improved profitability. In the fourth quarter of 2021, the Company recorded a $9.2 million impairment related to its U.K. operations to write the value of its investment in the U.K. operations to its expected realizable value of 3 million GBP ($4.1 million on December 31, 2021).

The sale of the U.K. operations closed in May of 2022. The Company could receive additional consideration if certain events transpire during the 12-month restricted period following the settlement date. In addition, the Company will receive a “royalty” of 15% on any sales of the GasPT device related to Snam Rete Gas and/or the Future Billing Methodology (FBM) Project. Remaining assets and liabilities held for sale at June 30, 2022 include assets and liabilities of the Company's North America Orbital Gas subsidiary.

Assets and liabilities held for sale that are included on the Company's balance sheet, relate to the company's discontinued businesses, and are described below.

	As of	As of
	June 30,	December 31,
(in thousands)	2022	2021

Carrying amounts of the major classes of assets included in discontinued operations:

Trade accounts receivable	$613	$2,996
Inventories	353	530
Prepaid expenses and other current assets	167	114
Contract assets	1,178	1,141
Assets held for sale, current portion	2,311	4,781
Property and equipment	42	42
Other intangible assets	1,813	1,813
Deposits and other assets	43	43
Assets held for sale, noncurrent portion	1,898	1,898
Total assets of the disposal group classified as held for sale	$4,209	$6,679

Carrying amounts of the major classes of liabilities included in discontinued operations:

Accounts payable	$1,109	$1,657
Contract liabilities	23	1,414
Operating lease obligations - current portion	—	76
Accrued expenses	248	1,126
Liabilities held for sale, current portion	1,380	4,273
Operating lease obligations, less current portion	—	85
Other long-term liabilities	—	9
Liabilities held for sale, noncurrent portion	—	94
Total liabilities held for sale	$1,380	$4,367

Selected data for these discontinued businesses consisted of the following:

Reconciliation of the Major Classes of Line Items Constituting Pretax Income from

Discontinued Operations to the After-Tax Income from Discontinued Operations That Are

Presented in the Condensed Consolidated Statement of Operations

(Unaudited)

(in thousands)	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
Major classes of line items constituting pretax profit of discontinued operations:	2022	2021	2022	2021

Revenues	$2,083	$4,789	$6,069	$8,719
Cost of revenues	(1,989)	(3,095)	(4,683)	(5,810)
Selling, general and administrative expense	(1,269)	(1,951)	(3,408)	(4,394)
Depreciation and amortization	—	(413)	—	(845)
(Provision) recovery of bad debt	44	3	(47)	22
Interest expense	(6)	—	(13)	(2)
Gain on extinguishment of PPP loan	—	779	—	779
Other expense	(4)	(7)	(12)	(7)
Pretax income of discontinued operations	(1,141)	105	(2,094)	(1,538)
Pretax gain on sale of Orbital U.K.	299	—	299	—
Income tax expense	—	—	—	—
Total income from discontinued operations	$(842)	$105	$(1,795)	$(1,538)

Net cash used by operating activities of discontinued operations for the  six months ended June 30, 2022 was $0.2 million.

There was $10 thousand net cash used in investing activities of discontinued operations for the six months ended June 30, 2022.

4.	REVENUE FROM CONTRACTS WITH CUSTOMERS

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

For our construction contracts, revenue is generally recognized over time. Our fixed price and unit-price construction projects generally use a cost-to-cost input method or an output method to measure our progress towards complete satisfaction of the performance obligation as we believe it best depicts the transfer of control to the customer. Revenue is also generally recognized over time as the entity’s performance creates or enhances an asset that the customer controls as the asset is created or enhanced. Under the cost-to-cost measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Under the output method, progress towards completion is measured based on units of work completed based on the contractual pricing amounts.  Under the output method, revenue is determined by actual work achieved. For jobs under the output method, revenue is earned based on each unit in the contract completed. We construct comprehensive revenue calculations based on quantifiable measures of actual units completed multiplied by the agreed upon contract prices per item completed.

For our engineering and network design contracts, revenue is also generally recognized over time. In these jobs, timing of revenue recognition also depends on the payment terms of the contract, as our performance does not create an asset with an alternative use to us. For those contracts where the Company's performance creates or enhances an asset that the customer controls as the asset is created or enhanced or for which we have a right to payment for performance completed to date at all times throughout our performance, inclusive of a cancellation, we recognize revenue over time. As discussed above, these performance obligations use a cost-to-cost input method or output method to measure our progress towards complete satisfaction of the performance obligation as we believe it best depicts the transfer of control to the customer. However, for those contracts for which we do not have a right, at all times, to payment for performance completed to date and we are not enhancing a customer-controlled asset, we recognize revenue at the point in time when control is transferred to the customer.

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

Balances and activity in the current contract liabilities as of and for the six months ended June 30, 2022 and 2021 was as follows:

	For the Six Months
	Ended June 30,
(in thousands)	2022	2021
Total contract liabilities - beginning of period	$6,503	$4,873
Other contract additions, net	3,013	776
Revenue recognized	(7,149)	(759)
Contract settlements	—	(3,140)
Total contract liabilities - end of period	$2,367	$1,750

Performance Obligations

Remaining Performance Obligations

Remaining performance obligations represents the transaction price of contracts with customers for which work has not been performed and excludes unexercised contract options and potential orders under ordering-type contracts. As of June 30, 2022, the Company's remaining performance obligations are generally expected to be filled within the next 12 months. For the contracts that are greater than 12 months the Company has approximately $228.5 million in the aggregate of future revenue related to remaining performance obligations that are unsatisfied or partially unsatisfied as of June 30, 2022.

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

The following tables present the Company's revenues disaggregated by the type of customer:

	For the Three Months				For the Three Months
	Ended June 30, 2022				Ended June 30, 2021
(in thousands)	Electric Power	Telecommunications	Renewables	Total	Electric Power	Telecommunications	Renewables	Total

Utilities	$40,454	$—	$—	$40,454	$4,907	$—	$—	$4,907
Telecommunications	472	20,364	—	20,836	—	6,075	—	6,075
Renewables	—	—	32,280	32,280	—	—	537	537
Other	343	—	—	343	—	—	—	—
Total revenues	$41,269	$20,364	$32,280	$93,913	$4,907	6,075	$537	$11,519

	For the Six Months				For the Six Months
	Ended June 30, 2022				Ended June 30, 2021
(in thousands)	Electric Power	Telecommunications	Renewables	Total	Electric Power	Telecommunications	Renewables	Total

Utilities	$79,287	$—	$—	$79,287	$8,097	$—	$—	$8,097
Telecommunications	909	36,460	—	37,369	—	6,075	—	6,075
Renewables	—	—	46,744	46,744	—	—	2,908	2,908
Other	767	—	—	767	—	—	—	—
Total revenues	$80,963	$36,460	$46,744	$164,167	$8,097	$6,075	$2,908	$17,080

The following tables present the Company's revenues disaggregated by type of contract:

	For the Three Months				For the Three Months
	Ended June 30, 2022				Ended June 30, 2021
(in thousands)	Electric Power	Telecommunications	Renewables	Total	Electric Power	Telecommunications	Renewables	Total

Cost-plus contracts	$7,373	$—	$—	$7,373	$1,462	$—	$—	$1,462
Fixed price contracts	16,152	2,559	32,280	50,991	760	875	537	2,172
Unit price contracts	17,744	17,805	—	35,549	2,685	5,200	—	7,885
Total revenues	$41,269	$20,364	$32,280	$93,913	$4,907	$6,075	$537	$11,519

	For the Six Months				For the Six Months
	Ended June 30, 2022				Ended June 30, 2021
(in thousands)	Electric Power	Telecommunications	Renewables	Total	Electric Power	Telecommunications	Renewables	Total

Cost-plus contracts	$24,609	$112	$—	$24,721	$2,816	$—	$—	$2,816
Fixed price contracts	23,894	4,878	46,744	75,516	1,230	875	2,908	5,013
Unit price contracts	32,460	31,470	—	63,930	4,051	5,200	—	9,251
Total revenues	$80,963	$36,460	$46,744	$164,167	$8,097	$6,075	$2,908	$17,080

5.	INVENTORIES

Inventories consist of work-in-process and finished goods and are stated at the lower of cost or net realizable value using the first-in, first-out (FIFO) method as a cost flow convention or through the moving average cost method. At June 30, 2022 and December 31, 2021, inventory by category is valued net of reserves and consists of:

	As of June 30,	As of December 31,
(in thousands)	2022	2021
Raw materials	1,069	1,316
Work-in-process	8	19
Total inventories	$1,077	$1,335

6.	INVESTMENTS

The Company has a minority ownership in Virtual Power Systems ("VPS"). The VPS investment basis at June 30, 2022 and December 31, 2021 was $1.1 million and $1.1 million, respectively, as reflected on the condensed consolidated balance sheets. The investment is held at June 30, 2022 under the cost method of accounting for investments.

7.	LEASES

Consolidated total operating lease costs were $3.6 million for the six months ended June 30, 2022 and $1.7 million for the six months ended June 30, 2021 and are included in cost of sales; selling, general and administrative expense; and other income (expense), on the condensed consolidated statement of operations.

Future minimum operating lease obligations at June 30, 2022 are as follows for the years ended December 31:

(in thousands)
2022 (remaining period)	$3,203
2023	5,578
2024	4,569
2025	2,967
2026	2,589
Thereafter	3,412
Interest portion	(3,037)
Total operating lease obligations	$19,281

Total lease cost and other lease information is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Operating lease cost	$1,702	$909	$3,325	$1,577
Short-term lease cost	10	34	69	34
Variable lease cost	202	159	453	303
Sublease income	(129)	(130)	(258)	(243)
Total lease cost	$1,785	$972	$3,589	$1,671

Other information - Operating leases (in thousands)	For the Six Months Ended June 30,
	2022	2021
Cash paid for amounts included in the measurement of lease obligations:
Operating cash flows from operating leases (includes discontinued operations)	$(3,166)	$(1,664)
Right-of-use assets obtained in exchange for new operating lease obligations	$3,427	$6,851
Weighted-average remaining lease term - operating leases (in years)	4.7	4.4
Weighted-average discount rate - operating leases	7.1%	6.5%

Variable lease costs primarily include common area maintenance costs, real estate taxes and insurance costs passed through to the Company from lessors.

Future minimum finance lease obligations at June 30, 2022 are as follows for the years ended December 31:

(in thousands)
2022 (remaining period)	$2,933
2023	5,866
2024	5,124
2025	376
2026	310
Thereafter	14
Interest portion	(1,133)
Total financing lease obligations	$13,490

Total financing lease costs are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Depreciation of financing lease assets	$1,319	$315	$2,627	$315
Interest on lease liabilities	226	58	467	58
Total finance lease cost	$1,545	$373	$3,094	$373

Other information - Financing leases	For the Six Months Ended June 30,
(in thousands)	2022	2021
Cash paid for amounts included in the measurement of lease obligations:
Operating cash flows from financing leases	$(466)	$(58)
Financing cash flows from financing leases	$(2,470)	$(289)
Right-of-use assets obtained in exchange for new financing lease obligations	$998	$4,752
Weighted-average remaining lease term - financing leases (in years)	2.6	2.8
Weighted-average discount rate - finance leases	6.5%	6.5%

8.	STOCK-BASED COMPENSATION AND EXPENSE

Through December 31, 2021, the Company had been vesting a series of stock appreciation rights (SARS) to be settled in cash to certain executives. The SARS were considered liability-classified awards meaning their fair-values were remeasured at the end of each reporting period using a binomial lattice model and any changes in fair value for the vesting periods to-date were recorded through the income statement with a corresponding liability accrued on the balance sheet. Since December 31, 2021, the SARS have been exchanged for restricted stock units (RSUs) on the modification date of January 14, 2022 as approved by the Board of Directors. To account for this exchange, the company revalued the SARS as of the modification date of January 14, 2022 using the binomial lattice model and recorded changes in the vested value since December 31, 2021 as an adjustment to the income statement. The Company then reclassified the SARS accrued liability to APIC for new RSUs and recognized incremental expense. Shares deemed vested at the modification date were released and issued net of tax in March 2022. The SARS that converted to RSUs, were added to the Company's existing RSU program. The company recorded $0.6 million and $1.3 million of expense for RSUs for the three and six months ended  June 30, 2022.

Restricted Stock

In  March 2021, the Company granted 3 million restricted shares with an aggregate fair value of $16.4 million with a graded vesting schedule. One-third of which were vested in  April 2021, one-third of which were due to vest in  April 2022, and one-third of which were due to vest in  April 2023. In the three and six months ended June 30, 2022, the Company recorded zero and a net credit of $3.9 million, respectively, to compensation expense related to the forfeiture and partial vesting of these grants compared to $4.6 million and $6.6 million of compensation expense in the three and six months ended June 30, 2021 for partial vesting of the grants. The credit to compensation expense in the first six months of 2022 was due to a reversal of expense related to the forfeiture of the unvested restricted stock upon the termination of an employee as of June 30, 2022.

Restricted Stock Units

	Number of restricted shares	Weighted-average grant date fair value

Non-vested shares, beginning of year	3,018,788	$4.58
Granted	3,302,872	1.88
Vested	(1,439,171)	1.92
Forfeited	(2,116,747)	5.34
Non-vested shares, June 30, 2022	2,765,742	$2.17

9.	WARRANTS

On April 28, 2022, the Company” entered into a Securities Purchase Agreement with an institutional investor. The Purchase Agreement provides for the sale and issuance by the Company of an aggregate of: (i) 9,000,000 shares of the Company’s common stock, $0.001 par value, (ii) pre-funded warrants to purchase up to 7,153,847 shares of Common Stock and (iii) accompanying warrants to purchase up to 16,153,847 shares of Common Stock. The offering price per share and associated prefunded warrants was $1.30 for the shares and $1.2999 for the prefunded warrants. The prefunded warrants were immediately exercisable, had an exercise price of .0001 and were exercised during the three months ended June 30, 2022.

The accompanying warrants have an exercise price of $1.31, and will be exercisable 6-months after their date of issuance and will expire on the fifth anniversary of the original issuance date.

Common stock warrants are accounted for in accordance with applicable accounting guidance provided in ASC Topic 815, Derivatives and Hedging - Contracts in Entity's Own Equity (ASC Topic 815), as either derivative liabilities or equity instruments depending on the specific terms of the warrant agreement.

The Company’s warrants are considered to be derivative warrants, are classified as liabilities, and are recorded at fair value. The warrants are subject to re-measurement at each balance sheet date and any change in fair value is recognized as a component of change in fair value of warrant liability in the consolidated statements of operations. The Company uses the Black-Scholes pricing model to estimate the fair value of the related derivative warrant liability. The warrants are classified as Level 3 liabilities (see Note 12 for fair value disclosures.)

Warrants outstanding and warrant activity for the six months ended June 30, 2022 is as follows:

Description	Classification	Exercise Price	Expiration Date	Balance December 31, 2021	Warrants Issued	Warrants Exercised	Warrants Expired	Balance June 30, 2022

Warrants	Liability	$1.31	April 2027	—	16,153,847	—	—	16,153,847
Pre-funded warrants	Liability	$0.0001	April 2027	—	7,153,847	7,153,847	—	—
Total				—	23,307,694	7,153,847	—	16,153,847

10.	SEGMENT REPORTING

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

The Electric Power segment consists of Front Line Power Construction, LLC, Orbital Power, Inc. and Eclipse Foundation Group. The segment provides comprehensive solutions to customers in the electric power industries.

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

The following information represents segment activity for the three months ended June 30, 2022:

(in thousands)	Electric Power	Telecommunications	Renewables	Other	Total
Revenues from external customers	$41,269	$20,364	$32,280	$—	$93,913
Depreciation and amortization (1)	7,495	1,176	608	16	9,295
Interest expense	4,231	59	2	5,521	9,813
Income (loss) from operations	(304)	1,075	(6,173)	(2,304)	(7,706)
Expenditures for long-lived assets	1,407	156	8	5	1,576

(1)  Depreciation and amortization includes $3.9 million of depreciation expense which was included in cost of revenues in the Condensed Consolidated Statements of Operations.

The following information represents segment activity for the three months ended June 30, 2021:

(in thousands)	Electric Power	Telecommunications	Renewables	Other	Total
Revenues from external customers	$4,907	$6,075	$537	$—	$11,519
Depreciation and amortization (1)	633	615	616	423	2,287
Interest expense	58	—	—	1,038	1,096
Loss from operations	(4,751)	(749)	(8,248)	(3,846)	(17,594)
Expenditures for long-lived assets (2)	1,220	445	41	49	1,755

(1)   Depreciation and amortization includes $0.9 million of depreciation expense which was included in cost of revenues in the Condensed Consolidated Statements of Operations and $0.4 million of depreciation and amortization which was included in Other that was discontinued operations.

(2)  Includes purchases of property, plant and equipment and other intangible assets. The Other category includes expenditures for discontinued operations of $6 thousand.

The following information represents selected balance sheet items by segment as of June 30, 2022:

(in thousands)	Electric Power	Telecommunications	Renewables	Other	Total
Segment assets	$271,301	$87,759	$42,731	$17,216	$419,007
Goodwill	70,151	25,809	7,006	—	102,966
Other intangible assets, net	98,983	27,680	6,523	—	133,186

The following information represents segment activity for the six months ended June 30, 2022:

(in thousands)	Electric Power	Telecommunications	Renewables	Other	Total
Revenues from external customers	$80,963	$36,460	$46,744	$—	$164,167
Depreciation and amortization (1)	14,470	2,267	1,217	31	17,985
Interest expense	8,303	96	3	9,450	17,852
Income (loss) from operations	(1,017)	1,552	(5,744)	(4,286)	(9,495)
Expenditures for long-lived assets (2)	2,351	579	9	40	2,979

(1)   Depreciation and amortization includes $7.3 million of depreciation expense which was included in cost of revenues in the Condensed Consolidated Statements of Operations.

(2)  Includes purchases of property, plant and equipment and other intangible assets. The Other category includes expenditures for discontinued operations of $10 thousand.

The following information represents segment activity for the six months ended June 30, 2021:

(in thousands)	Electric Power	Telecommunications	Renewables	Other	Total
Revenues from external customers	$8,097	$6,075	$2,908	$—	$17,080
Depreciation and amortization (1)	849	615	1,705	865	4,034
Interest expense	59	—	15	1,756	1,830
Loss from operations	(9,015)	(749)	(13,574)	(9,879)	(33,217)
Expenditures for long-lived assets (2)	4,141	445	41	767	5,394

(1) Depreciation and amortization includes $1.1 million of depreciation expense which was included in cost of revenues in the Condensed Consolidated Statements of Operations and $0.8 million of depreciation and amortization which was included in Other that was discontinued operations.

(2)  Includes purchases of property, plant and equipment and other intangible assets. The Other category includes expenditures for discontinued operations of $0.7 million.

The following information represents selected balance sheet items by segment as of December 31, 2021:

(in thousands)	Electric Power	Telecommunications	Renewables	Other	Total
Segment assets	$273,726	$80,800	$28,324	$29,489	$412,339
Goodwill	70,151	23,742	7,006	—	100,899
Other intangible assets, net	106,377	28,571	7,708	—	142,656

11.	RECENT ACCOUNTING PRONOUNCEMENTS

In June 2022, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2022-03, “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. ASU 2022-03 clarifies that a contractual restriction on the sale of an equity security should not be considered in measuring fair value. It also requires the following disclosures for equity securities subject to the contractual sale restrictions: 1) the fair value of equity securities subject to contractual sale restrictions reflected in the balance sheet; 2) the nature and remaining duration of the restriction(s); and 3) the circumstances that could cause a lapse in the restriction(s). ASU 2022-03 is effective for the fiscal years and interim periods within those fiscal years, beginning after December 15, 2023. Early adoption is permitted. The guidance should be applied prospectively. ASU 2022-03 is not expected to have a material effect on our consolidated financial statements.

On October 28, 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This guidance will require entities to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination. This standard was designed to provide consistent recognition and measurement guidance for revenue contracts with customers. Legacy guidance requires entities to record contract assets and contract liabilities acquired to be recorded at fair value. The amendments will be effective for the Company beginning for fiscal years beginning after December 15, 2022. Early adoption is allowed. If an entity early adopts, the entity would be required to apply the new guidance to all acquisitions made in the year of the early adoption. The Company is still reviewing the standard and as of the reporting date of this filing has not elected to early adopt.

12.	FAIR VALUE MEASUREMENTS

The Company’s fair value hierarchy for our financial assets and liabilities as of June 30, 2022 and December 31, 2021 was as follows:

(in thousands)
June 30, 2022	Level 1	Level 2	Level 3	Total
Contingent consideration	$—	$—	$720	$720
Front Line Power Construction Seller Financed debt	—	68,248	—	68,248
Financial instrument liability - related to Syndicated debt	—	—	1,082	1,082
Financial instrument liability - related to Front Line Power Construction seller financed debt	—	—	38,402	38,402
Warrant liabilities	—	—	7,915	7,915
Total liabilities	$—	$68,248	$48,119	$116,367

December 31, 2021	Level 1	Level 2	Level 3	Total
Contingent consideration	$—	$—	$720	$720
Front Line Power Construction Seller financed debt	—	86,183	—	86,183
Financial instrument liability	—	—	825	825
Total liabilities	$—	$86,183	$1,545	$87,728

(in thousands)	Financial Instrument Liability - related to Syndicated debt
Balance at December 31, 2021	$825
Issuance of shares upon partial settlement of financial instrument	(2,925)
Fair Value adjustments to Financial instrument liability	3,182
Balance at June 30, 2022	$1,082

(in thousands)	Financial Instrument Liability - related to FLP seller financed debt
Balance at December 31, 2021	$—
Fair value of financial instrument liability at inception	26,782
Fair Value adjustment to Derivative liability	11,620
Balance at June 30, 2022	$38,402

(in thousands)	Warrant Liability
Balance at December 31, 2021	$—
Fair value of warrant liability at inception	27,625
Exercise of pre-funded warrants	(6,939)
Fair value adjustment to warrant liability	(12,771)
Balance at June 30, 2022	$7,915

There were no transfers between Level 3 and Level 2 in the three months ended June 30, 2022 as determined at the end of the reporting period.

13.	LOSS PER COMMON SHARE

In accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification Topic 260 (“FASB ASC 260”), “Earnings per Share,” Basic loss from continuing operations per share, basic income from discontinued operations per share and basic net income (loss) per share that is available to shareholders is computed by dividing the income or loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the respective loss available to common stockholders by the weighted average number of diluted shares outstanding during the period calculated using the treasury stock method. Due to the Company’s loss from continuing operations in the three and six months ended June 30, 2022 and June 30, 2021, the assumed exercise of stock options, warrants and the unvested restricted stock that would otherwise increase diluted shares using the treasury stock method would have had an antidilutive effect and therefore 0.2 million shares related to stock options, 16.2 million warrants outstanding at June 30, 2022 and zero shares of restricted stock were excluded from the computation of diluted net loss per share for the three and six months ended June 30, 2022 and 0.2 million shares related to stock options outstanding at June 30, 2021 were excluded for the three and six months ended June 30, 2021 and 2.0 million shares of restricted stock were excluded from the computation of diluted net loss per share for the six months ended June 30, 2021. Accordingly, diluted earnings (loss) per share for continuing operations, discontinued operations and net income is the same as basic earnings (loss) per share for continuing operations, discontinued operations and net income for the three and six months ended June 30, 2022 and 2021.

	For the Three Months		For the Six Months
(in thousands, except share and per share amounts)	Ended June 30,		Ended June 30,
	2022	2021	2022	2021
Loss from continuing operations, net of income taxes	$(30,094)	$(8,318)	$(66,764)	$(24,627)
Income (loss) from discontinued operations, net of income taxes	(842)	105	(1,795)	(1,538)

Net loss	$(30,936)	$(8,213)	$(68,559)	$(26,165)

Basic and diluted weighted average number of shares outstanding	95,355,532	51,838,830	89,292,201	48,221,943

Loss from continuing operations per common share - basic and diluted	$(0.31)	$(0.16)	$(0.75)	$(0.51)

Loss from discontinued operations - basic and diluted	(0.01)	—	(0.02)	(0.03)

Loss per common share - basic and diluted	$(0.32)	$(0.16)	$(0.77)	$(0.54)

14.	INCOME TAXES

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

Total net income tax expense of $0.4 million and $0.6 million were recorded to the income tax provision from continuing operations for the three and six months ended June 30, 2022  resulting in an effective tax rate of (1.3%) and (0.9%), respectively. Income tax expense was primarily due to state minimum taxes and estimated Texas gross receipts taxes.

Total net income tax benefit of $9.0 million and $8.9 million was recorded to the income tax provision from continuing operations for the three and six months ended  June 30, 2021, respectively, resulting in an effective tax rate of 51.8% and 26.6%, respectively. The income tax benefit from continuing operations for the three and six months ended  June 30, 2021 was as a result of the Company's purchase price allocation related to the  April 2021 acquisition of GTS, the Company recorded a $9.0 million deferred tax liability. As a result, the Company recorded a $9.0 million tax benefit for a reduction in prior recorded valuation allowances. All of the Company’s domestic and foreign net deferred tax assets were reduced by a full valuation allowance.

15.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss are as follows:

(in thousands)	As of June 30, 2022	As of December 31, 2021
Foreign currency translation adjustment	$(505)	$(3,995)
Accumulated other comprehensive loss	$(505)	$(3,995)

In the three months ended June 30, 2022, the Company reclassified $3.6 million related to accumulated foreign currency adjustment from Accumulated Other Comprehensive Loss to net loss as a result of the sale of the Company's U.K operations.

16.	NOTES PAYABLE AND LINE OF CREDIT

Notes payable is summarized as follows:

(in thousands)	As of June 30, 2022	As of December 31, 2021
Syndicated debt (1)	$104,737	$105,000
Seller Financed notes payable - Front Line Power Construction, LLC acquisition (2)	69,168	86,730
Note Payable - Financing notes (3)	156	1,357
Seller Financed notes payable - Reach Construction Group, LLC acquisition (4)	3,480	3,480
Vehicle and equipment loans (5)	1,648	222
Non-recourse payable agreements (6)	15,864	8,269
Notes payable - Institutional investor (7)	38,070	33,922
Conditional settlement notes payable agreement (8)	2,500	3,000
Full Moon and CFS - loans to prior owners (9)	31	2
Subtotal	235,654	241,982
Unamortized prepaid financing fees and debt discounts	(14,043)	(12,603)
Total long-term debt	221,611	229,379
Less: notes payable, current	(117,589)	(72,774)
Notes payable, less current portion	$104,022	$156,605

(1)

On  November 17, 2021, the Company entered into a credit agreement and associated documents (the “Credit Agreement”) with Alter Domus (US), LLC (“Alter Domus”), as administrative agent and collateral agent and various lenders (the “Lenders”) in order to enable the Company to finance the acquisition of Front Line Power Construction, LLC. The Lenders made a Term Loan to Front Line in the initial principal amount of $105,000,000 for the purposes of financing the acquisition and the associated expenses. The term loan initially bears interest at the three-month Adjusted LIBOR Rate, plus the Applicable Margin, of which 2.5%  may be paid in-kind. The Term Loan shall be repaid in consecutive quarterly installments of $262,500, commencing on  June 30, 2022. The Credit Agreement provides for mandatory prepayments on the occurrence of events such as sales of assets, Consolidated Excess Cash Flow and Excess Receipts during the term. The credit agreement provides for prepayment premiums (initially 5% on prepayments made in the first 30 months of the term, declining to 1% in the final year of the term). The Term Loan matures on  November 17, 2026, subject to acceleration on Events of Default. Interest rate on the term notes is 13.95% at June 30, 2022 with an effective rate of 16.4%.

(2)

On  November 17, 2021, the Company entered into two unsecured promissory notes, one with Kurt A Johnson, Jr, for $34,256,000 and the second for $51,384,000 with Tidal Power Group LLC. These promissory notes bear an interest rate of 6% per annum and as modified on April 29, 2022, $20 million was paid on May 6, 2022, $15 million is due on December 31, 2022, and the remaining balance is due on May 31, 2023.  On  December 10, 2021, Kurt A Johnson Jr. received an additional unsecured promissory note in the principal sum of $1,090,000 also with a 6% per annum interest rate in exchange for a reduction of shares issued to Mr. Johnson of 400,000. This note was paid off as part of the May 6, 2022 payment. Additionally in a Q1 2022 amendment to the note, the Company also agreed to reduce the restriction period under the Tidal Lockup letter from two years to one year and to the extent that if the value of the shares previously issued to Tidal Power were less than $4.00 per share upon expiration of the restriction period, the Company has agreed to pay additional consideration to Tidal Power so that the value of Tidal Power's shares are equal to no less than $28,852,844. For the Johnson lockup letter, the Company agreed to pay additional consideration to Mr. Johnson upon expiration of the restriction period so that the value of his stock consideration is no less than $17,635,228, which is equal to $4.00 per common share. Any shortfall would be made up by issuing Mr. Johnson additional common shares.

(3)

The Company has two notes payable to First Insurance Funding executed in 2021 for the purposes of financing a portion of the Company's insurance coverage. The notes have an annual percentage rate of 4.35% to be paid in ten monthly payments and are set to mature in July and September of 2022.

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

(5)	Includes vehicle and equipment loans with interest rates ranging from 0% to 9.15%.

(6)

The Company entered into a non-recourse agreement with C6 which was originated in  November 2021 with a face amount of $9.5 million. The Company received net cash proceeds of $6.9 million. The Company recorded a liability of $9.5 million and a debt discount of $2.6 million. Under the terms of the agreement, for the first 12 weeks, the Company made weekly payments of $148 thousand and for the final 20 weeks, the Company was to make payments of $384 thousand. The agreement had no stated interest rate, but the discount and loan origination fees were being amortized based on an 89% interest rate.

In April, 2022, the Company took out three non-recourse agreements with C6 Capital for the sale of future revenues in the combined amount of $20.2 million. The Company received approximately $13.3 million after the deduction of an original issue discount and upfront fees. In April 2022, the Company used part of the proceeds from these non-recourse agreements to pay off the non-recourse C6 note of $4.2 million that was on the balance sheet as of March 31, 2022 and recorded a loss on extinguishment of $0.4 million. The loans vary in length from 26 to 48 weeks. The Company paid off the smallest of the three notes in June 2022 and recorded a loss on extinguishment of $0.1 million. Discounts on the remaining agreements are being amortized based on an effective interest rate of 88%.

(7)

On March 23, 2021, the Company completed a note payable agreement with an institutional investor with a face amount of $10.7 million, a stated interest rate of 9.0%, an estimated effective interest rate of 19.6%, and an original issue discount of $1.0 million.  The carrying value was $1.6 million at June 30, 2022. The note payable is payable within eighteen (18) months after the purchase date and the creditor may request payment of up to $1 million per calendar month beginning 6 months after initial issuance.

On May 11, 2021, the Company completed a note payable agreement with the institutional investor with a face amount of $10.7 million, a stated interest rate of 9.0% per annum, and estimated effective interest rate of 19.6% at inception, and a combined original issue discount and unamortized prepaid fees of $1.0 million and a carrying value of $7.6 million at June 30, 2022. The net proceeds were to be used for working capital, future acquisitions and general corporate purposes. Beginning six (6) months from the purchase price date, investor has the right, in its sole and absolute discretion, to redeem all or any portion of the Note (such amount, the “Redemption Amount”) subject to the maximum monthly redemption amount of $1 million per calendar month, by providing Company with a “Redemption Notice," and is payable in full within 18 months of issuance.

On  December 20, 2021, the Company completed a note payable agreement with the institutional investor with a face amount of $16.1 million, a stated interest rate of 9.0%, an estimated effective interest rate of 16.3%, and an original issue discount of $1.1 million. The note payable is payable within eighteen (18) months after the purchase date and the creditor   may request payment of up to $1.5 million per month beginning 6 months after initial issuance. The carrying value was $16.4 million at June 30, 2022. The Company has not made any payments on this note as of June 30, 2022.

On June 9, 2022, the Company completed a note payable agreement with the institutional investor with a face amount of $10.7 million, a stated interest rate of 9.0%, an estimated effective interest rate of 16.4%, and an original issue discount of $0.7 million. The note payable is payable within eighteen (18) months after the purchase date and the creditor   may request payment of up to $1.0 million per month beginning 6 months after initial issuance. The carrying value was $11.2 million at June 30, 2022. The Company has not made any payments on this note as of June 30, 2022. This note also includes a debt reduction clause whereby the Company has agreed to make payments on all of its outstanding agreements with the investor totaling at least $4 million for each of the months of June, July and August 2022. If the Company fails to make the required payments, the Lender’s sole and exclusive remedy shall be to receive, as liquidated damages, a ten percent (10%) increase to the Outstanding Balance for such month on this note. The Company failed to meet the debt reduction requirement in June 2022 and recorded liquidated damages in other expense in the amount of $1.1 million.

The Company agreed to make payments in shares of common stock and recorded a total loss of $1.5 million on the exchanges due to the Company issuing shares at a lower price than the current market price on the dates of exchange.

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

Line of Credit

On August 19, 2021, the Company's GTS subsidiary entered into a $4.0 million variable rate line of credit agreement. Interest accrues at a rate of 2.05% over the Daily Simple Secured Overnight Financing Rate ("SOFR") index rate. At June 30, 2022 the Company had an outstanding balance on the line of credit of $4.0 million with zero dollars available for borrowing.

Debt Modifications

In the first quarter of 2022, the Company entered into a loan modification on the Front Line Seller Financed notes payable. In order to extend the maturity date of these loans from the original maturity date of May 16, 2022, the Company agreed to reduce the restriction period on the stock granted to one of the sellers from two years to one and guarantee a $4.00 stock value upon the expiration of the restriction period. The stock price guarantee was valued as a put option and the additional expected cost of the debt from the put option was determined to be an extinguishment of debt for which the Company recorded a $26.2 million loss on extinguishment and a new financial instrument valued at $26.8 million. The put option was re-valued at $38.4 million at June 30, 2022 and the change between the original put option value and the value as of June 30, 2022 was recorded as an $11.6 million loss on financial instrument for the three and six months ended June 30, 2022.

17.	CONCENTRATIONS

The Company’s major product lines in 2021 and 2022 were electric power transmission and distribution maintenance and service, utility-scale solar construction projects and telecommunications maintenance and service.

The Company had the following revenue concentrations by customer greater than 10% of consolidated revenue:

	For the Three Months Ended June 30,
Customer	2022	2021
Customer 1	22%	<10%
Customer 2	19%	<10%
Customer 3	15%	<10%
Customer 4	14%	15%
Customer 7	<10%	13%
Customer 8	<10%	11%
Customer 9	<10%	12%
Total concentrations	70%	51%

	For the Six Months Ended June 30,
Customer	2022	2021
Customer 1	25%	<10%
Customer 2	11%	<10%
Customer 3	17%	<10%
Customer 4	14%	10%
Customer 5	<10%	15%
Customer 6	<10%	14%
Total concentrations	67%	39%

The Company did not have geographic revenue concentrations outside the U.S.A. greater than 10% of consolidated revenue.

The Company had the following gross trade accounts receivable concentrations by customer greater than 10% of gross trade accounts receivable:

	As of June 30,	As of December 31,
Customer	2022	2021
Customer 1	28%	30%
Customer 4	14%	<10%
Customer 2	14%	<10%
Customer 3	<10%	16%
Total concentrations	56%	46%

The Company did not have geographic concentrations outside of the U.S.A. greater than 10% of gross trade accounts receivable.

For the three and six months ended June 30, 2022, the Company had one supplier concentration of approximately 19% and 12%, respectively, in the Renewables segment and in the three and six months ended June 30, 2021, the Company had one supplier concentration of approximately 16% and 13%, respectively, in the Electric Power segment.

18.	ACQUISITIONS

Acquisition of Coax Fiber Solutions

Effective March 7, 2022, GTS, an OIG subsidiary, entered into a share purchase agreement to acquire Coax Fiber Solutions (CFS), a Georgia based GDOT Certified contractor specializing in Aerial Installation, directional drilling, trenching, plowing, and missile crews for telecommunications, power, gas, water, CCTV, ATMS, and traffic signal cable installation. GTS paid $0.8 million and issued 125,000 shares of restricted common stock to the Seller to purchase CFS with the stock valued at $146,000. Goodwill reflects the excess purchase price over the fair value of net assets. The Company recorded preliminary opening balance items of $0.4 million of current assets, $0.5 million of fixed assets, $1.5 million of goodwill, and $1.5 million of liabilities as part of this transaction. The company is currently in the process of finalizing the allocation of the purchase price for this acquisition.

19.	COMMITMENTS AND CONTINGENCIES

Off-Balance Sheet Arrangements

Performance and Payment Bonds and Parent Guarantees

In the ordinary course of business, Orbital Infrastructure Group and its subsidiaries are required by certain customers to provide performance and payment bonds for contractual commitments related to its projects. These bonds provide a guarantee to the customer that the Company will perform under the terms of a contract and that the Company will pay its subcontractors and vendors. If the Company fails to perform under a contract or to pay its subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. The Company must reimburse the surety for expenses or outlays it incurs. Certain bonds are for open-ended contracts with multiple work orders so the value may increase as the work progresses and more work orders are started. The bonds will remain in place as the Company completes projects and resolves any disputed matters with the customers, vendors and subcontractors related to the bonded projects. As of June 30, 2022 the total amount of the outstanding performance and payment bonds was approximately $77.1 million. In addition, the Company had letters of credit outstanding of $1.4 million as of June 30, 2022.

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

Contingent Liabilities

Orbital Infrastructure Group, Inc. is occasionally party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract, negligence or gross negligence and/or property damages, wage and hour and other employment-related damages, punitive damages, civil penalties or other losses, or injunctive or declaratory relief.

Regarding all lawsuits, claims and proceedings, Orbital Infrastructure Group, Inc. records a reserve when it is probable that a liability has been incurred and the loss can be reasonably estimated. In addition, Orbital Infrastructure Group, Inc. discloses matters for which management believes a material loss is at least reasonably possible. None of these proceedings are expected to have a material adverse effect on Orbital Infrastructure Group, Inc.’s consolidated financial position, results of operations or cash flows. In all instances, management has assessed the matter based on current information and made a judgment concerning its potential outcome, considering the nature of the claim, the amount and nature of damages sought and the probability of success. Management’s judgment may prove materially inaccurate, and such judgment is made subject to the known uncertainties of litigation.

20.	SUBSEQUENT EVENTS

Name Change

Effective August 1, 2022, Orbital Energy Group (OEG) has rebranded to Orbital Infrastructure Group (OIG) to align with the Company's infrastructure strategy, and its continued expansion and market diversification. The Company now trades on the Nasdaq under the updated ticker symbol "OIG".  In addition to rebranding the Company, OIG has relocated its corporate domicile from the State of Colorado to Texas.

Note Payable agreement

On August 2, 2022, Orbital Infrastructure Group, Inc. completed a Note Purchase Agreement (the “Purchase Agreement”), by and between the Company and an institutional investor (the “Investor”), pursuant to which the Company agreed to issue to the Investor an unsecured instrument in the principal amount of $8.6 million (the “Note”). Upon the closing on August 2, 2022, the Company received gross proceeds of $8.0 million, before fees and other expenses associated with the transaction, including but not limited to, a $560,000 original issue discount payable to the Investor plus $15,000 to cover investor's legal fees. The net proceeds received by the Company will be used primarily for working capital, future acquisitions, and general corporate purposes.

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

Beginning six (6) months from the purchase price date, Investor has the right, in its sole and absolute discretion, to redeem all or any portion of the Note (such amount, the “Redemption Amount”) subject to the maximum monthly redemption amount of $800,000 per calendar month, by providing Company with a “Redemption Notice."

The Note Purchase Agreement contains customary representations, warranties and agreements by the Company, customary conditions to closing, indemnification obligations of the Company, other obligations of the parties thereto, and termination provisions.

Beginning in the month of October 2022 and for each of the following three months thereafter, the Company will be obligated to reduce the aggregate debt balance with the investor by $4.0 million per month. The penalty for not meeting the required debt reduction is a 10% increase to the outstanding balance of the loan.

The foregoing does not purport to be a complete description of the Note Purchase Agreement and is qualified in its entirety by reference to the full text of such documents and attachments which are attached as Exhibits to this Report on Form 8-K and are incorporated by reference herein.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Important Note about Forward-Looking Statements

The following discussion and analysis should be read in conjunction with the Company’s unaudited condensed consolidated financial statements as of June 30, 2022 and notes thereto included in this document and the audited consolidated financial statements in the Company’s 10-K filing for the period ended December 31, 2021 and the notes thereto. In addition to historical information, the following discussion and other parts of this Form 10-Q contain forward-looking information that involves risks and uncertainties. The Company’s actual results could differ materially from those anticipated by such forward-looking information due to factors discussed elsewhere in this Form 10-Q.

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

Overview

Orbital Infrastructure Group is a diversified infrastructure services company serving customers in the electric power, telecommunications, and renewable markets. The Company is dedicated to maximizing shareholder value through greenfield development and the acquisition of, and investment in successful, entrepreneurial led companies to profitably grow revenues by providing end-to-end solutions to customers, primarily in the renewable, electric power transmission and distribution, and telecommunications infrastructure markets. The Company is organized in three segments. The Electric Power segment consists of Front Line Power Construction, LLC based in Houston, Texas, Orbital Power, Inc. based in Dallas, Texas, and Eclipse Foundation Group based in Gonzales, Louisiana. The segment provides comprehensive infrastructure solutions to customers in the electric power industry. Services performed by Front Line Power and Orbital Power, Inc. generally include but are not limited to the engineering, design, installation, upgrade, repair and maintenance of electric power transmission and distribution infrastructure and substation facilities as well as emergency restoration services. Eclipse Foundation Group, which began operations in January 2021, is a drilled shaft foundation construction company that specializes in providing services to the electric transmission and substation, industrial, telecommunication and disaster restoration market sectors, with expertise performing services in water, marsh and rock terrains.

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

The Company has experienced rapid growth through organic growth and acquisitions as the Company benefits from its 2021 investments and acquisitions and as the economy continues to emerge from the COVID-19 induced slowdown. Second quarter 2022 revenue was over eight times greater than the Company's total revenue from the second quarter of 2021. Improved revenues and income were as a result of the inclusion of operations from the November acquisition of Front Line Construction in the Electric Power segment along with improved revenue and gross margins from the rest of the segment and continued growth in the Telecommunications segment that got its start in the three months ended June 30, 2021. The Company continues to incur professional fees related to mergers and acquisitions as the Company pursues both organic growth and growth through acquisitions. The Company's Telecommunications segment made an additional "tuck-in" acquisition in the first quarter of 2022 for cash and stock consideration of approximately $0.9 million. The six-month period ended June 30, 2022 for all segments began to see tangible benefits from the investments the Company made in 2021 through improved revenue and gross margins. The Company's results were affected negatively in the first  half of 2022 by the $28.2 million loss on extinguishment of the Company's seller financed debt on the November 2021 Front Line Construction acquisition and stock-based payments made against its investor held debt. The loss on extinguishment on the seller financed debt was primarily related to financial instruments included in the first quarter 2022 loan modification.

In the second quarter of 2021, the Company incurred ramp-up costs in the Electric Power segment that put downward pressure on margins in the second quarter of 2021.The Company also incurred professional fees related to mergers and acquisitions as the Company finalized the acquisition for GTS. The three-month period ended June 30, 2021 for both segments were also negatively affected by generally lower economic activity due to the COVID-19 pandemic that caused economic slowdowns throughout the world.

For the three and six months ended June 30, 2022, Orbital Infrastructure Group, Inc. had a consolidated loss from continuing operations of $30.1 million and $66.8 million, respectively, compared to a consolidated loss from continuing operations in the three and six months ended June 30, 2021 of $8.3 million and $24.6 million, respectively.

During the six months ended June 30, 2022, Orbital Infrastructure Group, Inc. had a consolidated net loss of $68.6 million compared to a consolidated net loss in the six months ended June 30, 2021 of $26.2 million. The greater net loss for the six months ended June 30, 2022, was primarily the result of the loss on extinguishment of debt related to the loan modification of the seller financed debt, increased interest expense related to acquisitions financed by debt in the second half of 2021, and ongoing merger and acquisition activity.

Revenues from continuing operations increased for the six months ended June 30, 2022 due to the continued ramp-up of the Electric Power and Renewables segments along with the addition of the Telecommunications segment which was assembled via acquisitions starting in the second quarter of  2021 and continuing into 2022.

Continuing Results of Operations

The following tables set forth, for the period indicated, certain financial information regarding revenue and operating results by segment.

For the Three Months Ended June 30, 2022:

(dollars in thousands)	Electric Power	Percent of Segment Revenues	Telecommunications	Percent of Segment Revenues	Renewables	Percent of Segment Revenues	Other	Percent of Segment Revenues	Total	Percent of Total Revenues
	$	%	$	%	$	%	$	%	$	%
Revenues	$41,269	100.0%	$20,364	100.0%	$32,280	100.0%	$—	—%	$93,913	100.0%
Income (loss) from operations	$(304)	(0.7)%	$1,075	5.3%	$(6,173)	(19.1)%	$(2,304)	—%	$(7,706)	(8.2)%

For the Three Months Ended June 30, 2021:
(dollars in thousands)	Electric Power	Percent of Segment Revenues	Telecommunications	Percent of Segment Revenues	Renewables	Percent of Segment Revenues	Other	Percent of Segment Revenues	Total	Percent of Total Revenues
	$	%	$	%	$	%	$	%	$	%
Revenues	$4,907	100.0%	$6,075	100.0%	$537	100.0%	$—	—%	$11,519	100.0%
Income (loss) from operations	$(4,751)	(96.8)%	$(749)	(12.3)%	$(8,248)	(1535.9)%	$(3,846)	—%	$(17,594)	(152.7)%

For the Six Months Ended June 30, 2022:

(dollars in thousands)	Electric Power	Percent of Segment Revenues	Telecommunications	Percent of Segment Revenues	Renewables	Percent of Segment Revenues	Other	Percent of Segment Revenues	Total	Percent of Total Revenues
	$	%	$	%	$	%	$	%	$	%
Revenues	$80,963	100.0%	$36,460	100.0%	$46,744	100.0%	$—	—%	$164,167	100.0%
Income (loss) from operations	$(1,017)	(1.3)%	$1,552	4.3%	$(5,744)	(12.3)%	$(4,286)	—%	$(9,495)	(5.8)%

For the Six Months Ended June 30, 2021:

(dollars in thousands)	Electric Power	Percent of Segment Revenues	Telecommunications	Percent of Segment Revenues	Renewables	Percent of Segment Revenues	Other	Percent of Segment Revenues	Total	Percent of Total Revenues
	$	%	$	%	$	%	$	%	$	%
Revenues	$8,097	100.0%	$6,075	100.0%	$2,908	100.0%	$—	—%	$17,080	100.0%
Income (loss) from operations	$(9,015)	(111.3)%	$(749)	(12.3)%	$(13,574)	(466.8)%	$(9,879)	—%	$(33,217)	(194.5)%

Revenue

The revenues for the three and six months ended June 30, 2022 increased compared to the 2021 comparable periods primarily due to the additions of the Telecommunications segment following the acquisitions of GTS in Q2 2021, IMMCO in Q3 2021, Full Moon in Q4 2021 and Coax Fiber Solutions, LLC in Q1 2022 along with the acquisition of Front Line Power Construction, LLC, included in the Company's Electric Power segment, added in Q4 2021. In addition, Orbital Power Inc. in the Electric Power segment has continued to ramp up operations in 2022. Renewables had significantly higher revenues in the three months ended June 30, 2022 on the strength of several large projects compared to the three months ended June 30, 2021, which was affected by supply chain issues and a general slow-down caused by the COVID-19 epidemic.

The Electric Power Segment held backlogs of customer orders of approximately $217.5 million as of June 30, 2022 and $207.7 million at December 31, 2021. The increase in backlog is generally due to timing of master service agreement renewals. The Telecommunications segment held backlogs of customer orders of approximately $202.8 million as of June 30, 2022, compared to a backlog of $194.5 million at December 31, 2021. Increases to the backlog are due to the continuous growth of Gibson Technical Services. The Renewables segment had a backlog of $75.0 million as of June 30, 2022 compared to $121.4 million as of December 31, 2021 which is due to further work being completed and revenue being recognized in the quarter on projects that make up this backlog. Of the June 30, 2022 backlog totals, the amounts expected to be recognized in the twelve months following Q2 are approximately $291.0 million. The amounts expected to be recognized in the twelve months following Q2 consist of $140.2 million from the Electric Power segment, $75.8 million from the Telecommunications segment and $75.0 million from the Renewables segment.

Cost of revenues

For the three and six months ended June 30, 2022, the cost of revenues as a percentage of revenue decreased to 89.5% and 87.0% from 124.8% and 131.5% respectively from the prior-year period. This decrease was primarily in the Electric Power segment and was attributable to ramp-up of revenues in the segment both organically and the addition of Front Line Power Construction. Margin percentages will vary based upon the mix of projects including emergency response services, new crew onboarding costs, and the competitive markets in which the Company competes.

The three and six months ended June 30, 2021 were affected by start-up costs at the Company's Orbital Power Services group, lower margin projects during the period for Orbital Solar Service and was also affected negatively by the COVID-19 pandemic and the resulting world-wide economic slowdown. Ramp-up costs included onboarding personnel, equipment and supplies in advance of projected work in order to obtain the necessary resources in a competitive market as the Company prepared for forward demand expectations. Additionally, adverse weather negatively impacted several Electric Power fixed price jobs in the first half of 2021.

The Company expects continued improvement in margins during the remainder of 2022 as the Electric Power segment continues to gain efficiencies and increase revenues, and the Telecommunications segment sees continued synergistic benefits from the acquisitions of GTS, IMMCO, Full Moon, and Coax Fiber Solutions.

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

During the three and six months ended June 30, 2022, SG&A decreased $0.8 million and $4.7 million compared to the prior-year comparative periods. The decrease in SG&A for the six month period was primarily due to decreased SG&A costs in the Renewables segment due to the $5.2 million restricted stock forfeiture related to a Renewables' Executive termination in Q1 2022 and higher stock-based compensation in Q2 2021 compared to Q2 2022 due to the restricted stock vesting expense recorded in 2021 on the restricted stock that was subsequently forfeited in the first quarter of 2022.  Also contributing to the decreased SG&A was lower executive bonuses in Q1 2022 and a $0.3 million positive cash settled SARS mark-to-market fair value adjustment in 2022 compared to a $2.7 million mark-to-market expense in the six months ended June 30, 2021. These decreases were partially offset by increases in SG&A in the Electric Power and Telecommunications segments primarily due to organic growth and the Company's 2021 and 2022 acquisitions.

Depreciation and Amortization

(dollars in thousands)

	For the Three Months Ended
Depreciation and amortization expense by Segment	June 30,
	2022	2021	$ Change	% Change
Electric Power	$7,495	$633	$6,862	1084.0%
Telecommunications	1,176	615	561	91.2%
Renewables	608	616	(8)	(1.3)%
Other	16	423	(407)	(96.2)%
Total depreciation and amortization	$9,295	$2,287	$7,008	306.4%

	For the Six Months Ended
Depreciation and amortization by Segment	June 30,
	2022	2021	$ Change	% Change
Electric Power	$14,470	$849	$13,621	1604.4%
Telecommunications	2,267	615	1,652	268.6%
Renewables	1,217	1,705	(488)	(28.6)%
Other	31	865	(834)	(96.4)%
Total depreciation and amortization	$17,985	$4,034	$13,951	345.8%

Depreciation and amortization expenses are associated with depreciation on leasehold improvements, furniture, equipment, vehicles, and amortization of intangible assets over the estimated useful lives of the related assets.

Depreciation and amortization expense in the three and six months ended June 30, 2022 were up compared to the three and six months ended June 30, 2021 primarily due to additional amortization in the Electric Power and Telecommunication segments from acquisition intangibles that were acquired in the second, third and fourth quarter of 2021 and depreciation of equipment used by Orbital Power Services which had been ramping up their capital expenditures as more crews were added.

Gain (loss) on Extinguishment of debt

Loss on extinguishment of debt in the three and six months ended June 30, 2022 of $2.2 and $28.2 million was primarily related to loan modifications on the Company's seller financed debt with the sellers of Front Line Power Construction and approximately $0.8 million and $1.5 million loss on extinguishment in the three and six months ended June 30, 2022 related to the payment of certain loans with stock-based payments. Gain on extinguishment of debt in the three and six months ended June 30, 2021 related to a $1.2 million gain on extinguishment of debt due to the forgiveness by the U.S. government of certain payroll protection loans in the three months ended June 30, 2021, partially offset by the loss on the extinguishment of debt due to the amendment to remove the convertible equity feature of its convertible debt during the six months ended June 30, 2021.

Other Income (Expense), net

(dollars in thousands)

	For the Three Months Ended
Other Income (Expense), net	June 30,
	2022	2021	$ Change	% Change
Foreign exchange gain	8	$43	$(35)	(81.4)%
Interest income	19	82	$(63)	(76.8)%
Rental income	129	130	$(1)	(0.8)%
Liquidated damages	(1,077)	—	$(1,077)	(100.0)%
Other, net	(131)	5	$(136)	(2720.0)%
Total Other income (expense)	$(1,052)	$260	$(1,312)	(504.6)%

	For the Six Months Ended
Other Income (Expense), net	June 30,
	2022	2021	$ Change	% Change
Foreign exchange gain (loss)	$(41)	$138	$(179)	(129.7)%
Interest income	97	163	(66)	(40.5)%
Rental income	360	243	117	48.1%
Liquidated damages	(1,077)	—	(1,077)	(100.0)%
Other, net	(45)	29	(74)	(255.2)%
Total Other income (expense)	$(706)	$573	$(1,279)	(223.2)%

Other income (expense) changes contributing to increased expenses were liquidated damages incurred on the Company's investor held debt and less favorable foreign currency affects in 2022 compared to 2021. Losses were offset by greater rental income in the year-to-date period.

Interest Expense

For the three and six months ended June 30, 2022, the Company incurred interest expense of $9.8 million and $17.9 million, respectively, compared to interest for the three and six months ended June 30, 2021 of $1.1 million and $1.8 million, respectively. The increase in interest expense in 2022 is related to the increase in notes payable outstanding in the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021 primarily related to the Front Line Power Construction acquisition.

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

For additional analysis, see Note 14, "Income Taxes," of the condensed consolidated financial statements in Part I - Item I, "Financial Statements."

Liquidity and Capital Resources

Company Conditions and Sources of Liquidity

The Company has experienced net losses and cash outflows from cash used in operating activities over the past years. As of and for the six months ended June 30, 2022, the Company had an accumulated deficit of $279.4 million, loss from continuing operations of $66.8 million, and net cash used in operating activities of $7.3 million.

As of June 30, 2022, the Company had cash and cash equivalents of $31.6 million available for working capital needs and planned capital asset expenditures and a working capital deficit of $98.9 million, including current maturities of debt. These factors initially raise substantial doubt about our ability to continue as a going concern, but this doubt has been alleviated by the Company’s plans to raise sufficient capital to meet our current obligations over the next twelve months, in addition to the expected recovery of our assets to satisfy liabilities in the normal course of business.

The Company has plans to access additional capital to meet its obligations for the twelve months from the date these financial statements are available to be issued. Historically, the Company has raised additional equity and debt financing to fund its expansion; refer to Note 16 — Notes Payable and Line of Credit. The Company has also funded some of its capital expenditures through long-term financing with lenders and other investors as also described in further detail in Note 16 — Notes Payable and Line of Credit and Note 20 – Subsequent Events. Our ability to raise the additional capital is dependent on a number of factors, including, but not limited to, the market demand for our common stock, which itself is subject to a number of business risks and uncertainties, our creditworthiness and the uncertainty that we would be able to raise such additional capital at a price that is favorable to us. As of June 30, 2022, the Company has an effective S-3 shelf registration statement with $69.8 million of aggregate offering value available for the issuance of various types of securities, including common stock, preferred stock, debt securities and/or warrants. Management has demonstrated ability to extend its notes including its seller notes as needed. In addition, although no formal agreements exist, the company has solicited interest from various lenders to potentially raise additional term debt to restructure or refinance its existing notes. While management will look to continue funding future acquisitions, organic growth initiatives and continuing operations by raising additional capital from sources such as sales of its debt or equity securities or notes payable in order to meet operating cash requirements, there is no assurance that management’s plans will be successful.

As the Company continues its progression to build a full-service infrastructure services platform, a successful transition to attaining profitable operations is dependent upon achieving a level of positive cash flows through generating adequate revenue growth to support the Company’s cost structure. For the six months ended June 30, 2022, our revenues have increased by $147.1 million and operating loss has decreased by $23.7 million resulting in an 861% increase and 71% decrease, respectively, compared to the six-month period ended June 30, 2021. The significant increase in revenues and decrease in operating loss during the year was primarily driven by the strategic acquisitions of Front Line Power Construction, LLC, Gibson Technical Services, IMMCO, Inc., and Full Moon Telecom, LLC coupled with organic growth within Orbital Power, Inc. In addition, two large utility scale solar projects were awarded to Orbital Solar Services during the twelve-month period ended December 31, 2021. We anticipate, based on currently proposed plans and assumptions relating to our operations, the Company to generate sufficient revenue growth required to achieve profitability and generate positive cash flows from operations over the next twelve months. No assurance can be made that we will be able to obtain profitability and positive cash flows from our continuing operations.

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

General

As of June 30, 2022, the Company held cash and cash equivalents of $31.6 million and restricted cash of $0.6 million. Operations, investments, and equipment have been funded through cash on hand, the issuance of common stock authorized by its July 2020 and February 2021 S-3 filings, seller financing, and the issuance of debt and financing through the sale of future revenues. The Company filed an S-3 in February of 2021 which became effective in April 2021 for the issuance of additional stock or public debt. In April, 2022, the Company issued 9,000,000 shares of common stock and pre-funded warrants to purchase up to 7,153,847 shares of Common Stock for a total raise of $21.0 million before expenses. In August of 2021, the Company opened a $4.0 million dollar line of credit to support additional funding. Major uses of cash in the first six months of 2022 included the purchases of property and equipment, debt payments and changes in working capital. The Company continues to work to improve its short-term liquidity through management of its working capital. Long-term liquidity is expected to benefit from revenue growth and earnings through its existing operations. Overall volume growth in the Company's businesses both organically and through acquisitions are expected to benefit cash flows as well.

Cash Used in Operations

Cash used in operations of $7.3 million was a $15.5 million decrease in cash used compared to the six-month period in 2021.

The decrease in uses of cash in the first six months of 2022 are primarily related to higher merger and acquisition costs in the first quarter of 2021 as compared to 2022 along with company growth in 2022. Due to the large increase in revenue and associated costs both through acquisitions and organic growth, the Company was better able to cover it's fixed costs, but increased interest costs partially offset the benefits of much greater sales. Also with the growth of the company's revenue comes increased accounts receivables and accounts payable, which outside of timing, generally have offsetting cash flow effects. In the short-term, rapid growth can have a detrimental effect on cash flows as sales on account with positive gross margins waiting to be collected exceed accounts payable not yet paid. As the Company's growth begins to moderate, overall cash used in operations will continue to improve through revenue growth associated with new customers and larger projects. The change in cash used in operating activities since December 31, 2021, exclusive of net loss, is primarily the result of the following line items: Timing of cash payments on accounts payable and accrued liabilities was a combined $22.2 million increase in cash provided by operating activities related to larger projects at Orbital Solar Services and Orbital Power Inc. Changes in cost in excess of billing and accounts receivable from December 31, 2021 was a combined $15.3 million use of cash for the period and reflects the greater revenue volumes in the first six months of 2022 compared to the first six months of 2021.

S-3 registration

The Company filed an S-3 registration statement on July 17, 2020 containing a prospectus that was effective in September 2020. The Company utilized this filing in January 2021 to issue common stock for $45 million before costs. The Company filed a new S-3 shelf registration in January 2021, which, as amended, became effective in April 2021. With this filing, Orbital Infrastructure Group may from time-to-time issue various types of securities, including common stock, preferred stock, debt securities and/or warrants, up to an aggregate amount of $150 million. The Company utilized this S-3 registration to issue additional common stock in July 2021 for $38 million before expenses. In May 2022, the Company utilized the S-3 to issue shares and prefunded warrants for $21.0 million and additional warrants with a cumulative exercise value of $21.2 million. The Company has approximately $69.8 million remaining available to issue additional securities from its shelf registration.

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

Orbital Infrastructure Group may raise additional capital needed to fund the further development and marketing of its products and services as well as payment of its debt obligations.

See the section entitled Recent Sales of Unregistered Securities for a complete listing of all unregistered securities transactions.

Capital Expenditures and Investments

During the first six months of 2022 and 2021, Orbital Infrastructure Group invested $2.9 million and $4.7 million, respectively, in property and equipment. These investments typically include additions to equipment including vehicles and equipment for powerline service and maintenance, engineering, furniture, computer equipment for office personnel, facilities improvements and other fixed assets as needed for operations. In addition, during the six months ended June 30, 2022, the Company had collections from a notes receivable of $3.5 million related to the sale of the Company's electromechanical business in 2019.

Financing Activities

In the six months ended June 30, 2022, the Company made cash payments on notes payable of $29.8 million and had proceeds from notes payable of $23.3 million, respectively. This compared to $19.4 million of proceeds from notes payable and $5.6 million of payments on notes payable in the six months ended June 30, 2021. The Company also received $3.5 million in proceeds from their line of credit and made $2.0 million in payments on this line of credit in 2022 compared to $0.4 million paid in the first six months of 2021 to close its line of credit that was acquired with the Orbital Solar Services business. In the six months ended June 30 2022 and 2021 the Company recorded payments on finance lease obligations of $2.5 million and $0.3 million dollars, respectively.

Recap of Liquidity and Capital Resources

At June 30, 2022, the Company had unrestricted cash and cash equivalents balances of $31.6 million. At June 30, 2022 the Company had $2.8 million of cash and cash equivalents balances at domestic financial institutions (including $0.3 million of restricted cash) that were covered under the FDIC insured deposits programs and $0.3 million covered at foreign financial institutions.

The Company had a net loss of $68.6 million and cash used in operating activities of $7.3 million during the six months ended June 30, 2022. As of June 30 2022, the Company's accumulated deficit was $279.4 million.

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

Off-Balance Sheet Arrangements

See Note 19 Commitments and Contingencies of the condensed consolidated financial statements in Part I—Item I, “Financial Statements” for a description of the Company's off-balance sheet arrangements.

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

Investment Risk

The Company has an Investment Policy that, inter alia, provides an internal control structure that takes into consideration safety (credit risk and interest rate risk), liquidity and yield. Our Investment officers, CEO and CFO, oversee the investment portfolio and compile a quarterly analysis of the investment portfolio when applicable for internal use. In addition, the Company has an Investment Committee to administer and operate the portfolio. At June 30, 2022, the Investment Committee is comprised of C. Stephen Cochennet, Corey A. Lambrecht, Chairman, and Nicholas M. Grindstaff, CFO.

Cash and cash equivalents are diversified and maintained with several financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with financial institutions of reputable credit, therefore, bear minimal credit risk.

The Company has trade receivable and revenue concentrations with large customers. See Note 17 of the Company's financial statements for more information on the Company's concentration risks.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer (CEO) and its Chief Financial Officer (CFO), evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report. In designing and evaluating the Company’s disclosure controls and procedures, the Company’s management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Company’s management is required to apply their judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon that evaluation, the Company's management, including the CEO and the CFO, concluded that, as of June 30, 2022, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as defined in Rule 13(a)-15(f) or Rule 15d-15(f) of the Exchange Act) during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART ll – OTHER INFORMATION

Item 1. Legal Proceedings.

Orbital Infrastructure Group, Inc. is occasionally party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract, negligence or gross negligence and/or property damages, wage and hour and other employment-related damages, punitive damages, civil penalties or other losses, or injunctive or declaratory relief.

Regarding all lawsuits, claims and proceedings, Orbital Infrastructure Group, Inc. records a reserve when it is probable that a liability has been incurred and the loss can be reasonably estimated. The Company currently has no such reserves. In addition, Orbital Infrastructure Group, Inc. discloses matters for which management believes a material loss is at least reasonably possible. None of these proceedings are expected to have a material adverse effect on Orbital Infrastructure Group, Inc.’s consolidated financial position, results of operations or cash flows. In all instances, management has assessed the matter based on current information and made a judgment concerning its potential outcome, considering the nature of the claim, the amount and nature of damages sought and the probability of success. Management’s judgment may prove materially inaccurate, and such judgment is made subject to the known uncertainties of litigation.

The Company recently filed and served a federal civil complaint in the United States District Court for the Northern District of Texas – Dallas Division against the former owner of Reach Construction Group LLC (“Reach”).  The complaint alleges, among other things, misrepresentations and misconduct committed by the former owner in conjunction with the purchase and sale of Reach to Orbital Infrastructure Group, Inc.  Based on the information and evidence contained in the complaint, the Company reasonably believes that it owes no more compensation to the former owner and is seeking return of certain funds already paid.

Item 1A. Risk Factors.

There are no material changes from Risk Factors as previously disclosed in the Company’s Form 10-K filed with the Commission on March 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. Common Stock Issued.

During the six months ended June 30, 2022, the Company issued the following shares of common stock, which were not registered under the Securities Act. The Company relied on Section 4(2) of the Securities Act of 1933 as the basis for an exemption from registration for the following issuances.

Date of issuance	Type of issuance	Stock issuance recipient	Reason for issuance	Total no. of shares	Grant date fair value recorded at issuance and periodic vesting (in thousands)
January, April 2022	Common stock	Consultant	Services	117,320	$212
January, February, March, April, May, June 2022	Common stock	Institutional investor	Debt payment	6,826,460	8,771
February 2022	Common stock	1 Syndicated debt lender	Portion of original issue discount on $105 million credit facility *	54,026	—
June 2022	Common stock	Syndicated debt lenders	Shares issued to lenders as part of amended and restated subscription agreement	4,693,348	—
Total other equity transactions				11,691,154	$8,983

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

Signed and submitted this 12th day of August 2022.

Orbital Infrastructure Group, Inc.
By:	/s/ James F. O'Neil
James F. O'Neil,
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Nicholas M. Grindstaff
Nicholas M. Grindstaff,
Chief Financial Officer
(Principal Financial Officer)