Form 10-Q
period 2022-09-30
Orbital Infrastructure Group, Inc.
filed 2022-11-14
CIK 1108967

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

5444 Westheimer Road
Suite 1650
Houston, Texas 77056

(Address of principal executive offices and zip code)

Former address:
1924 Aldine Western
Houston, Texas 77038

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

There were 140,571,912 shares of the registrant's common stock, par value $0.001 per share, outstanding as of  November 11, 2022.

Securities registered pursuant to Section 12(b) of the Act.:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.001 par value.	OIG	Nasdaq Capital Market

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Orbital Infrastructure Group, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
(in thousands, except share and per share amounts)	2022	2021

Assets:
Current Assets:
Cash and cash equivalents	$27,960	$26,865
Restricted cash - current portion	123	150
Trade accounts receivable, net of allowance of $921 and $1,487, respectively	50,803	48,752
Inventories	1,408	1,335
Contract assets	23,735	7,478
Note receivable, current portion	1,421	3,536
Prepaid expenses and other current assets	8,268	6,919
Assets held for sale, current portion	1,814	6,679
Total current assets	115,532	101,714

Property and equipment, less accumulated depreciation	25,889	29,638
Investment	1,063	1,063
Right of use assets - Operating leases	17,333	18,247
Right of use assets - Financing leases	9,341	14,702
Goodwill	7,006	100,899
Other intangible assets, net	123,853	142,656
Restricted cash, noncurrent portion	486	1,026
Note receivable, noncurrent portion	—	836
Deposits and other assets	1,606	1,558
Total assets	$302,109	$412,339

Liabilities and Stockholders' Equity (Deficit):
Current Liabilities:
Accounts payable	$35,595	$10,111
Notes payable, current portion	129,034	72,774
Line of credit	4,000	2,500
Operating lease obligations - current portion	4,451	4,674
Financing lease obligations - current portion	5,167	4,939
Accrued expenses	30,296	28,301
Contract liabilities	351	6,503
Financial instrument liability, current portion	25,320	825
Liabilities held for sale, current portion	—	4,367
Total current liabilities	234,214	134,994

Financial instrument liability, noncurrent portion	15,609	—
Warrant liabilities	5,492	—
Deferred tax liabilities	260	260
Notes payable, less current portion	107,738	156,605
Operating lease obligations, less current portion	13,150	13,555
Financing lease obligations, less current portion	9,023	9,939
Other long-term liabilities	720	720
Total liabilities	386,206	316,073

Commitments and contingencies

Stockholders' Equity (Deficit):
Preferred stock, par value $0.001; 10,000,000 shares authorized; no shares issued at September 30, 2022 or December 31, 2021	—	—
Common stock, par value $0.001; 325,000,000 shares authorized; 124,935,259 shares issued and 124,582,196 shares outstanding at September 30, 2022 and 82,259,739 shares issued and 81,906,676 shares outstanding at December 31, 2021	125	82
Additional paid-in capital	338,565	311,487
Treasury stock at cost; 353,063 shares held at September 30, 2022 and December 31, 2021	(413)	(413)
Accumulated deficit	(421,424)	(210,934)
Accumulated other comprehensive loss	(687)	(3,995)
Total Orbital Infrastructure Group, Inc.'s stockholders' equity (deficit)	(83,834)	96,227
Noncontrolling interest	(263)	39
Total stockholders' equity (deficit)	(84,097)	96,266
Total liabilities and stockholders' equity (deficit)	$302,109	$412,339

See accompanying notes to condensed consolidated financial statements

Orbital Infrastructure Group, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months		For the Nine Months
(in thousands, except share and per share amounts)	Ended September 30,		Ended September 30,
	2022	2021	2022	2021

Revenues	$99,822	$24,822	$263,989	$41,902

Cost of revenues	105,671	22,523	248,439	44,982

Gross profit	(5,849)	2,299	15,550	(3,080)

Operating expenses (income):
Selling, general and administrative expense	12,746	11,729	33,790	37,491
Depreciation and amortization	5,465	1,333	16,193	3,418
Impairment of goodwill and intangible assets	100,275	—	100,275	—
Impairment of financing leased assets	4,467	—	4,467	—
(Recovery of) provision for bad debt	19	93	(519)	93
Other operating income, net	(111)	(6)	(451)	(15)

Total operating expenses	122,861	13,149	153,755	40,987

Loss from operations	(128,710)	(10,850)	(138,205)	(44,067)

Gain (loss) on extinguishment of debt	(1,122)	723	(29,354)	1,633
Loss on financial instruments	(3,109)	—	(17,911)	—
Gain on warrant liabilities	2,423	—	7,369	—
Other income (expense)	(1,128)	(203)	(1,834)	370
Interest expense	(9,714)	(1,266)	(27,566)	(3,096)

Loss from continuing operations before income taxes	(141,360)	(11,596)	(207,501)	(45,160)
Income tax expense (benefit)	207	(2,098)	830	(11,035)

Loss from continuing operations, net of income taxes	(141,567)	(9,498)	(208,331)	(34,125)

Discontinued operations (Note 3)
Income (loss) from operations of discontinued businesses	(666)	(649)	(2,461)	(2,187)

Net loss	(142,233)	(10,147)	(210,792)	(36,312)
Less: net loss attributable to noncontrolling interest	(167)	—	(302)	—
Net loss attributable to Orbital Infrastructure Group, Inc.	$(142,066)	$(10,147)	$(210,490)	$(36,312)

Basic and diluted weighted average common shares outstanding	115,637,323	62,823,330	98,209,495	53,142,557

Loss from continuing operations per common share - basic and diluted	$(1.22)	$(0.15)	$(2.12)	$(0.64)

Loss from discontinued operations - basic and diluted	(0.01)	(0.01)	(0.03)	(0.04)

Loss per common share - basic and diluted	$(1.23)	$(0.16)	$(2.15)	$(0.68)

See accompanying notes to condensed consolidated financial statements

Orbital Infrastructure Group, Inc.

Condensed Consolidated Statements of Comprehensive Income and Loss

(Unaudited)

	For the Three Months		For the Nine Months
(in thousands)	Ended September 30,		Ended September 30,
	2022	2021	2022	2021
Net loss	$(142,233)	$(10,147)	$(210,792)	$(36,312)
Other comprehensive income (loss)
Foreign currency translation adjustment	(182)	129	(300)	115
Reclassification of Foreign currency translation adjustment from accumulated other comprehensive loss to gain on sale of Orbital U.K. upon disposition	—	—	3,608	—
Net other comprehensive income (loss)	(182)	129	3,308	115
Comprehensive loss	$(142,415)	$(10,018)	$(207,484)	$(36,197)
Less: Comprehensive income (loss) attributable to noncontrolling interests	(167)	—	(302)	—
Comprehensive loss attributable to Orbital Infrastructure Group, Inc.	$(142,248)	$(10,018)	$(207,182)	$(36,197)

See accompanying notes to condensed consolidated financial statements

Orbital Infrastructure Group, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(Unaudited)

(in thousands, except share amounts)	Common Stock			Treasury Stock
	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total OIG Stockholder's Equity (Deficit)	Non-controlling Interest	Total Stockholders' Equity (Deficit)

Balance, December 31, 2021	82,259,739	$82	$311,487	(353,063)	$(413)	$(210,934)	$(3,995)	$96,227	$39	$96,266
Common stock issued for acquisition	125,000	—	250	—	—	—	—	250	—	250
Common stock issued and issuable for compensation, services and royalty payments	795,384	1	(1,694)	—	—	—	—	(1,693)	—	(1,693)
Common stock issued for debt repayment	2,653,365	3	4,442	—	—	—	—	4,445	—	4,445
Common stock issued to lenders for OID for $105 million debt - (reissued)	54,026	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	(37,601)	—	(37,601)	(22)	(37,623)
Other comprehensive loss	—	—	—	—	—	—	6	6	—	6
Balance, March 31, 2022	85,887,514	$86	$314,485	(353,063)	$(413)	$(248,535)	$(3,989)	$61,634	$17	$61,651
Issuance of common stock	9,000,000	9	—	—	—	—	—	9	—	9
Common stock issued for acquisition - purchase price adjustment	—	—	(104)	—	—	—	—	(104)	—	(104)
Issuance of common stock upon exercise of pre-funded warrants, net	7,153,847	7	6,932	—	—	—	—	6,939	—	6,939
Common stock issued and issuable for compensation, services and royalty payments	348,855	—	870	—	—	—	—	870	—	870
Common stock issued for debt repayment	4,173,095	4	4,322	—	—	—	—	4,326	—	4,326
Common stock issued to lenders based on a new reference price on subscription agreement	4,693,348	5	2,920	—	—	—	—	2,925	—	2,925
Net loss	—	—	—	—	—	(30,823)	—	(30,823)	(113)	(30,936)
Other comprehensive income	—	—	—	—	—	—	3,484	3,484	—	3,484
Balance, June 30, 2022	111,256,659	$111	$329,425	(353,063)	$(413)	$(279,358)	$(505)	$49,260	$(96)	$49,164
Issuance of common stock	1,862,647	2	1,082	—	—	—	—	1,084		1,084
Common stock issued and issuable for compensation, services and royalty payments	765,311	1	1,354	—	—	—	—	1,355		1,355
Common stock issued for debt repayment	7,459,630	7	5,269	—	—	—	—	5,276		5,276
Common stock issued to lenders based on a new reference price on subscription agreement	3,591,012	4	1,435	—	—	—	—	1,439		1,439
Net loss	—	—	—	—	—	(142,066)	—	(142,066)	(167)	(142,233)
Other comprehensive loss	—	—	—	—	—	—	(182)	(182)		(182)
Balance, September 30, 2022	124,935,259	$125	$338,565	(353,063)	$(413)	$(421,424)	$(687)	$(83,834)	$(263)	$(84,097)

(in thousands, except share amounts)	Common Stock			Treasury Stock
	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity

Balance, December 31, 2020	31,029,642	$31	$171,616	(353,063)	$(413)	$(149,681)	$(4,406)	$17,147
Issuance of common stock via equity raises	15,555,556	16	42,360	—	—	—	—	42,376
Common stock issued for cashless exercises of stock options	214,596	—	—	—	—	—	—	—
Common stock issued and vesting of restricted stock for compensation, services, and royalty payments	40,188	—	2,551	—	—	—	—	2,551
Net loss	—	—	—	—	—	(17,952)	—	(17,952)
Other comprehensive income	—	—	—	—	—	—	(22)	(22)
Balance, March 31, 2021	46,839,982	47	216,527	(353,063)	(413)	(167,633)	(4,428)	44,100
Common stock issued for acquisition of Gibson Technical Services, Inc.	5,929,267	6	16,926	—	—	—	—	16,932
Common stock issued for compensation, services, and royalty payments	1,282,318	1	5,503	—	—	—	—	5,504
Net loss	—	—	—	—	—	(8,213)	—	(8,213)
Other comprehensive loss	—	—	—	—	—	—	8	8
Balance, June 30, 2021	54,051,567	54	238,956	(353,063)	(413)	(175,846)	(4,420)	58,331
Issuance of common stock via equity raise	10,410,959	10	35,660	—	—	—	—	35,670
Common stock issued for acquisition of IMMCO, Inc.	874,317	1	2,543	—	—	—	—	2,544
Common stock issued for and issuable for compensation, services and royalty payments	86,660	—	1,765	—	—	—	—	1,765
Common stock issued for debt repayment	737,605	1	2,574	—	—	—	—	2,575
Net loss	—	—	—	—	—	(10,147)	—	(10,147)
Other comprehensive income	—	—	—	—	—	—	129	129
Balance, September 30, 2021	66,161,108	66	281,498	(353,063)	(413)	(185,993)	(4,291)	90,867

See accompanying notes to condensed consolidated financial statements

Orbital Infrastructure Group, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months
(in thousands)	Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(210,792)	$(36,312)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	11,860	2,671
Amortization of intangibles	15,039	4,262
Amortization of debt discount	7,335	2,016
Amortization of note receivable discount	(63)	(237)
Stock-based compensation and expense, net of forfeitures	(1,914)	9,833
Fair value adjustment to liability for stock appreciation rights	(269)	2,543
Fair value adjustment to financial instrument liabilities	17,912	—
Fair value adjustment to warrant liabilities	(7,369)	—
Loss (gain) on extinguishment of debt and debt modifications	29,354	(2,400)
Gain on sale of business	(299)	—
(Recovery of) provision for bad debt	(497)	65
Deferred income taxes	6	(11,176)
Impairment of goodwill and intangible assets	100,275	—
Impairment of financing leased assets	4,467	—
Inventory reserve	(3)	(291)
Gain on sale of assets	(391)	(15)
Non-cash unrealized foreign currency loss	(1)	233
Liquidated damages from debt	2,271	—
Change in operating assets and liabilities, net of acquisition:
Trade accounts receivable	466	(5,396)
Inventories	334	(189)
Contract assets	(14,940)	(2,077)
Prepaid expenses and other current assets	1,993	1,944
Right of use assets/lease liabilities, net	415	(21)
Deposits and other assets	(29)	(259)
Accounts payable	24,688	(2,529)
Accrued expenses	12,182	1,950
Contract liabilities	(5,385)	(1,421)
NET CASH USED IN OPERATING ACTIVITIES	(13,355)	(36,806)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisitions, net of cash received	(773)	(36,890)
Cash paid for working capital adjustment on Front Line Power acquisition	(9,500)	—
Purchases of property and equipment	(3,722)	(6,594)
Deposits on financing lease property and equipment	128	(481)
Proceeds from sale of businesses, net of cash included in the business	1,026	—
Proceeds from sale of property and equipment and businesses	483	93
Purchases of investments	(469)	—
Purchase of other intangible assets	(74)	(702)
Proceeds from notes receivable	3,500	621
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(9,401)	(43,953)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	3,500	—
Payments on line of credit	(2,000)	(441)
Payments on financing lease obligations	(3,810)	(897)
Proceeds from notes payable	41,150	19,400
Payments on notes payable	(35,530)	(7,490)
Proceeds from sales of common stock and warrants	20,272	78,046
NET CASH PROVIDED BY FINANCING ACTIVITIES	23,582	88,618

Effect of exchange rate changes on cash	(298)	(28)
Net increase in cash, cash equivalents and restricted cash	528	7,831
Cash, cash equivalents and restricted cash at beginning of period	28,041	4,524

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$28,569	$12,355

See accompanying notes to condensed consolidated financial statements

Orbital Infrastructure Group, Inc.

Condensed Consolidated Statements of Cash Flows (continued)

(Unaudited)

	For the Nine Months
(in thousands)	Ended September 30,
	2022	2021
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid (net refunded)	$109	$(439)
Interest paid	$20,623	$851

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Non-cash investment in acquisitions including seller notes, equity issued and contingent consideration	$146	$19,476
Equipment purchased with debt	$712	$715
Accrued property and equipment purchases	$9	$882

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

The Electric Power segment consists of Front Line Power Construction, LLC based in Houston, Texas (acquired November 17, 2021), Orbital Power, Inc. based in Dallas, Texas, (began operations in Q1 2020) and Eclipse Foundation Group based in Gonzales, Louisiana (began operations in Q1 2021). The segment provides comprehensive infrastructure solutions to customers in the electric power industry. Services performed by Front Line Power and Orbital Power, Inc. generally include but are not limited to the engineering, design, installation, upgrade, repair and maintenance of electric power transmission and distribution infrastructure and substation facilities as well as emergency restoration services. Eclipse Foundation Group, which began operations in  January 2021, is a drilled shaft foundation construction company that specializes in providing services to the electric transmission and substation, industrial, telecommunication and disaster restoration market sectors, with expertise performing services in water, marsh and rock terrains. In the third quarter of 2022, in order to streamline operations, the Eclipse business was integrated into Front Line Power Construction, LLC, and ceased to be a separate business unit.

The Telecommunications segment is made up of Gibson Technical Services, Inc. (“GTS”) (acquired  April 13, 2021) and subsidiaries. GTS is an Atlanta-based telecommunications company providing diversified telecommunications services nationally since 1990 and is the parent of IMMCO, Inc., Full Moon Telecom, LLC, and Coax Fiber Solutions, LLC. IMMCO, Inc. (acquired  July 28, 2021), which includes two Indian subsidiaries, is an Atlanta-based, full-service telecom engineering and network design company providing diversified engineering services and customized software solutions to a global customer base since 1992. Full Moon Telecom, LLC (acquired  October 22, 2021) is a Florida-based telecommunications service provider that offers an extensive array of wireless service capabilities and experience including Layer 2/Layer 3 Transport, Radio Access Network (“RAN”) Integration, test and turn-up of Small Cell systems and Integration/Commissioning of Distributed Antenna (“DAS”) systems. Coax Fiber Solutions, LLC (acquired March 7, 2022), is based in Loganville, Georgia. Founded in 2016, Coax Fiber Solutions is a GDOT Certified contractor specializing in Aerial Installation, directional drilling, trenching, plowing, and missile crews for telecommunications, power, gas, water, CCTV, ATMS, and traffic signal cable installation.

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

Reconciliation of Cash, Cash Equivalents, and Restricted Cash on Condensed Consolidated Statements of Cash Flows

	For the Nine Months
(in thousands)	Ended September 30,
	2022	2021
Cash and cash equivalents at beginning of period	$26,865	$3,046
Restricted cash at beginning of period (1)	1,176	1,478
Cash, cash equivalents and restricted cash at beginning of period	$28,041	$4,524

Cash and cash equivalents at end of period	$27,960	$11,179
Restricted cash at end of period (1)	609	1,176
Cash, cash equivalents and restricted cash at end of period	$28,569	$12,355

(1) Restrictions on cash at September 30, 2022 and September 30, 2021 relate to collateral for several bank-issued letters of credit for contract guaranties.

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

Company Conditions and Sources of Liquidity

The Company has experienced net losses, cash outflows from cash used in operating activities and a decline in share value over the past years. As of and for the nine months ended September 30, 2022, the Company had an accumulated deficit of $421.4 million, loss from continuing operations of $208.3 million, and net cash used in operating activities of $13.4 million. Further, as of September 30, 2022, the Company had a working capital deficit of $118.7 million, including current maturities of debt, and cash and cash equivalents of $28.0 million available for working capital needs and planned capital asset expenditures.  As a result of the foregoing, the Company does not have sufficient liquidity and capital resources to meet its obligations and fund its operations for the twelve months following the issuance of these financial statements. These conditions raise substantial doubt regarding the Company’s ability to continue as a going concern.

The Company has plans to access additional capital to meet its obligations for the twelve months from the date these financial statements are available to be issued. Historically, the Company has raised additional equity and debt financing to fund its expansion; refer to Note 16 — Notes Payable and Line of Credit. The Company has also funded some of its capital expenditures through long-term financing with lenders and other investors as also described in further detail in Note 16 — Notes Payable and Line of Credit. Our ability to raise the additional capital is dependent on a number of factors, including, but not limited to, the market demand for our common stock, which itself is subject to a number of business risks and uncertainties, our creditworthiness and the uncertainty that we would be able to raise such additional capital at a price that is favorable to us. As of September 30, 2022, the Company has an effective S-3 shelf registration statement for the issuance of various types of securities, including common stock, preferred stock, debt securities and/or warrants in the aggregate of up to $68.8 million. In addition, although no formal agreements exist, the company has solicited interest from various lenders to potentially raise additional term debt to restructure or refinance its existing notes.

The Company plans to meet its obligations as they become due over the next twelve months by raising additional capital through equity and debt financing sources and forecasted positive cash flows generated from operations. There can be no assurance that the Company will succeed in executing these plans. If unsuccessful, the Company will not have sufficient liquidity and capital resources to repay its indebtedness when it matures, or otherwise meet its cash requirements over the next twelve months, as noted above.

Restructuring Costs

In September 2022, the Company fully impaired its finance lease equipment related to the Eclipse Foundation Group in the Electric Power segment. These pieces of equipment are drilling specific and at this time, the Company does not plan to use the equipment for the remaining term of the leases. As these leases are non-cancelable and do not include a sub-leasing option, the full finance lease assets related to Eclipse have been removed from the balance sheet and an equal impairment has been recognized in the amount of $4.5 million. Future payments related to these leases will be approximately $5.2 million paid through June 2026.

Sale of Orbital U.K.

On May 11, 2022, the Company completed the sale of its Orbital U.K. operations for the agreed upon amount of 3,000,000 GBP. The Company received 1,575,000 GBP on the settlement date and the remaining 1,425,000 GBP was received on July 11, 2022. The Company could receive additional consideration if certain events transpire during the 12-month restricted period following the settlement date. In addition, the Company will receive a “royalty” of 15% on any sales of the GasPT device related to Snam Rete Gas and/or the Future Billing Methodology (FBM) Project.

Goodwill and Indefinite-lived intangible assets

The Company had Goodwill from acquisitions made in 2020, 2021 and 2022.

Roll-forward of the Company's goodwill:

	Electric Power	Telecommunications	Renewables	Total
Goodwill - December 31, 2021	$70,151	$23,742	$7,006	$100,899
Acquisition of CFS	—	1,521	—	1,521
IMMCO purchase price allocation adjustment	—	537	—	537
September 30, 2022 - impairment	(70,151)	(25,800)	—	(95,951)
Goodwill - September 30, 2022	$—	$—	$7,006	$7,006

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

The Company did a second goodwill impairment analysis as of June 30, 2022 due to a 42-percent drop in the Company's stock price between May 31, 2022 and June 30, 2022, that caused an overall decrease in the Company’s market capitalization. We performed the interim impairment tests consistent with our approach for annual impairment testing, including similar models, inputs, and assumptions. As a result of the interim impairment testing, no impairment was identified as of June 30, 2022.

During the third quarter of 2022, triggering events were identified which led to performing interim goodwill impairment testing of our reporting units as of September 30, 2022. These events included a further decrease in the Company's market capitalization, the significant loss in the Renewables segment in the third quarter of 2022, interest rate increases and limitations on accessing capital, which raised substantial doubt regarding the Company’s ability to continue as a going concern. The fair value for our reporting units for the interim testing was valued using a market approach. The impairment assessment resulted in a conclusion that goodwill in the Electric Power and Telecommunications reporting units was impaired by $70.1 million and $25.8 million, respectively, during the three months ended September 30, 2022. The impairment assessment also concluded that the fair value of the Renewables reporting unit was in excess of its carrying amount.

Accrued expenses

Accrued expenses are liabilities that reflect expenses on the statement of operations that have not been paid or recorded in accounts payable at the end of the period. At September 30, 2022 and  December 31, 2021, accrued expenses of $30.3 million and $28.3 million, respectively included the following components:

(in thousands)	September 30,	December 31
	2022	2021
Accrued bonding	$1,631	$167
Accrued compensation	4,365	6,369
Working capital adjustment on Front Line Power Construction acquisition	4,592	14,092
Accrued interest	4,340	2,902
Accrued taxes payable	148	102
Accrued subcontractor expenses	6,775	—
Accrued union dues	1,044	870
Accrued vendor invoices and accrued other expenses	7,401	3,799
Total accrued expense	$30,296	$28,301

Impact of COVID-19 Pandemic and current economic environment

The effects of the COVID-19 pandemic continues to impact certain aspects and geographies of the global economy due to supply chain, production and other logistical disruptions. While we have continued to operate as a provider of essential services from the onset of the pandemic, during the course of the pandemic our operations and financial results have been adversely impacted by governmental responses to the COVID-19 pandemic, including shut-down orders and limitations on work site practices implemented by governments. The longer-term implications of the COVID-19 pandemic on our financial performance remain uncertain and variable in the current economic environment including rising interest and inflation rates.

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

The sale of the U.K. operations closed in May of 2022. The Company could receive additional consideration if certain events transpire during the 12-month restricted period following the settlement date. In addition, the Company will receive a “royalty” of 15% on any sales of the GasPT device related to Snam Rete Gas and/or the Future Billing Methodology (FBM) Project. The Company sold a portion of the North America business in the third quarter of 2022 at approximately book value of the assets sold. Certain assets and liabilities not sold with the business were reclassified from held for sale to held and used. Remaining assets held for sale at September 30, 2022 include the VE Technology asset of the Company's North America Orbital Gas subsidiary. VE Technology is a gas sampling intellectual property, which provides a superior method of penetrating the gas flow without the associated vortex vibration, thereby making it a ‘‘stand-alone’’ product for thermal sensing (thermowells) and trace-element sampling.

Assets and liabilities held for sale that are included on the Company's balance sheet, relate to the company's discontinued businesses, and are described below.

	As of	As of
	September 30,	December 31,
(in thousands)	2022	2021

Carrying amounts of the major classes of assets included in discontinued operations:

Trade accounts receivable	$—	$2,996
Inventories	—	530
Prepaid expenses and other current assets	—	114
Contract assets	—	1,141
Assets held for sale, current portion	—	4,781
Property and equipment	—	42
Other intangible assets	1,814	1,813
Deposits and other assets	—	43
Assets held for sale, noncurrent portion	1,814	1,898
Total assets of the disposal group classified as held for sale	$1,814	$6,679

Carrying amounts of the major classes of liabilities included in discontinued operations:

Accounts payable	$—	$1,657
Contract liabilities	—	1,414
Operating lease obligations - current portion	—	76
Accrued expenses	—	1,126
Liabilities held for sale, current portion	—	4,273
Operating lease obligations, less current portion	—	85
Other long-term liabilities	—	9
Liabilities held for sale, noncurrent portion	—	94
Total liabilities held for sale	$—	$4,367

Selected data for these discontinued businesses consisted of the following:

Reconciliation of the Major Classes of Line Items Constituting Pretax Income from

Discontinued Operations to the After-Tax Income from Discontinued Operations That Are

Presented in the Condensed Consolidated Statement of Operations

(in thousands)	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
Major classes of line items constituting pretax profit of discontinued operations:	2022	2021	2022	2021

Revenues	$933	$6,097	$7,002	$14,816
Cost of revenues	(938)	(4,608)	(5,621)	(10,418)
Selling, general and administrative expense	(716)	(1,973)	(4,124)	(6,367)
Depreciation and amortization	—	(404)	—	(1,249)
(Provision) recovery of bad debt	25	5	(22)	27
Interest expense	—	—	(13)	(2)
Gain on extinguishment of PPP loan	—	—	—	779
Other expense	30	234	18	227
Pretax income of discontinued operations	(666)	(649)	(2,760)	(2,187)
Pretax gain on sale of Orbital U.K.	—	—	299	—
Income tax expense	—	—	—	—
Total income from discontinued operations	$(666)	$(649)	$(2,461)	$(2,187)

Net cash used in operating activities of discontinued operations for the  nine months ended September 30, 2022 was $0.8 million.

There was $62 thousand net cash provided by investing activities of discontinued operations for the nine months ended September 30, 2022.

4.	REVENUE FROM CONTRACTS WITH CUSTOMERS

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

For our construction contracts, revenue is generally recognized over time. Our fixed price and unit-price construction projects generally use a cost-to-cost input method or an output method to measure our progress towards complete satisfaction of the performance obligation as we believe it best depicts the transfer of control to the customer. Revenue is also generally recognized over time as the entity’s performance creates or enhances an asset that the customer controls as the asset is created or enhanced. Under the cost-to-cost measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Under the output method, the measure of progress towards completion is based on units of work completed multiplied by the contractual pricing amounts per unit.  Under the output method, revenue is determined by actual work achieved. For jobs under the output method, revenue is earned based on each unit in the contract completed. We construct comprehensive revenue calculations based on quantifiable measures of actual units completed multiplied by the agreed upon contract prices per item completed.

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

The timing of revenue recognition may differ from the timing of invoicing to customers. Contract assets include unbilled amounts from our construction projects when revenue recognized under the output method or input cost-to-cost method exceeds the amounts invoiced to our customers, as the amounts cannot be billed under the terms of our contracts. Such amounts are recoverable from our customers based upon various measures of performance, including achievement of certain milestones, completion of specified units or completion of a contract. Also included in contract assets are retainage receivables and amounts we seek or will seek to collect from customers or others for errors or changes in contract specifications or design, contract change orders or modifications in dispute or unapproved as to both scope and/or price or other customer-related causes of unanticipated additional contract costs (claims and unapproved change orders). Our contract assets do not include capitalized costs to obtain and fulfill a contract. Contract assets are generally classified as current within the Condensed Consolidated Balance Sheets.

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

Balances and activity in the current contract liabilities as of and for the nine months ended September 30, 2022 and 2021 was as follows:

	For the Nine Months
	Ended September 30,
(in thousands)	2022	2021
Total contract liabilities - beginning of period	$6,503	$4,873
Other contract additions, net	1,003	720
Revenue recognized	(7,155)	(754)
Contract settlements	—	(3,141)
Total contract liabilities - end of period	$351	$1,698

Performance Obligations

Remaining Performance Obligations

Remaining performance obligations represents the transaction price of contracts with customers for which work has not been performed and excludes unexercised contract options and potential orders under ordering-type contracts. As of September 30, 2022, the Company's remaining performance obligations are generally expected to be filled within the next 12 months. For the contracts that are greater than 12 months the Company has approximately $198.1 million in the aggregate of future revenue related to remaining performance obligations that are unsatisfied or partially unsatisfied as of September 30, 2022.

Any adjustments to net revenues, cost of revenues, and the related impact to operating income are recognized as necessary in the period they become known. These adjustments may result from positive program performance and may result in an increase in operating income during the performance of individual performance obligations, if we determine we will be successful in mitigating risks surrounding the technical, schedule and cost aspects of those performance obligations. Likewise, these adjustments may result in a decrease in operating income if we determine we will not be successful in mitigating these risks. Changes in estimates of net revenues, cost of revenues and the related impact to operating income are recognized on a cumulative catch-up basis in the period they become known, which recognizes in the current period the cumulative effect of the changes on current and prior periods based on a performance obligation's percentage of completion. A significant change in one or more of these estimates could affect the profitability of one or more of our performance obligations.

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

For most of our contracts, the customer contracts with us to provide a significant service of integrating a complex set of tasks and components into a single project or capability (even if that single project results in the delivery of multiple units). Hence, the entire contract is accounted for as one performance obligation. Less commonly, however, we may promise to provide distinct goods or services within a contract in which case we separate the contract into more than one performance obligation. If a contract is separated into more than one performance obligation, we allocate the total transaction price to each performance obligation in an amount based on the estimated relative standalone selling prices of the promised goods or services underlying each performance obligation. We infrequently sell standard products with observable standalone sales. In cases where we do, the observable standalone sales are used to determine the standalone selling price. More frequently, we sell a customized customer specific solution, and in these cases, we typically use the output method or the expected cost plus a margin approach to estimate the standalone selling price of each performance obligation.

Variable Consideration

The nature of our contracts gives rise to several types of variable consideration. In rare instances, we include in our contract estimates, additional revenue for submitted contract modifications or claims against the customer when we believe we have an enforceable right to the modification or claim, the amount can be estimated reliably, and its realization is probable. In evaluating these criteria, we consider the contractual/legal basis for the claim, the cause of any additional costs incurred, the reasonableness of those costs and the objective evidence available to support the claim. These amounts are included in our calculation of net revenue recorded for our contracts and the associated remaining performance obligations. Additionally, if the contract has a provision for liquidated damages in the case that the Company misses a timing target, or fails to meet any other contract benchmarks, the Company accounts for those estimated liquidated damages as variable consideration and will adjust revenue accordingly with periodic updates to the estimated variable consideration as the job progresses. Liquidated damages are recognized as variable consideration and are estimated based on the most likely amount that is deemed probable of realization.

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

The following tables present the Company's revenues disaggregated by the type of customer:

	For the Three Months				For the Three Months
	Ended September 30, 2022				Ended September 30, 2021
(in thousands)	Electric Power	Telecommunications	Renewables	Total	Electric Power	Telecommunications	Renewables	Total

Utilities	$35,076	$132	$—	$35,208	$12,200	$—	$—	$12,200
Telecommunications	532	23,932	—	24,464	—	8,742	—	8,742
Renewables	—	—	39,026	39,026	—	—	3,880	3,880
Other	1,124	—	—	1,124	—	—	—	—
Total revenues	$36,732	$24,064	$39,026	$99,822	$12,200	8,742	$3,880	$24,822

	For the Nine Months				For the Nine Months
	Ended September 30, 2022				Ended September 30, 2021
(in thousands)	Electric Power	Telecommunications	Renewables	Total	Electric Power	Telecommunications	Renewables	Total

Utilities	$114,363	$132	$—	$114,495	$20,297	$—	$—	$20,297
Telecommunications	1,441	60,392	—	61,833	—	14,816	—	14,816
Renewables	—	—	85,770	85,770	—	—	6,789	6,789
Other	1,891	—	—	1,891	—	—	—	—
Total revenues	$117,695	$60,524	$85,770	$263,989	$20,297	$14,816	$6,789	$41,902

The following tables present the Company's revenues disaggregated by type of contract:

	For the Three Months				For the Three Months
	Ended September 30, 2022				Ended September 30, 2021
(in thousands)	Electric Power	Telecommunications	Renewables	Total	Electric Power	Telecommunications	Renewables	Total

Cost-plus contracts	$8,672	$—	$—	$8,672	$4,940	$—	$—	$4,940
Fixed price contracts	10,768	1,551	39,026	51,345	2,385	2,159	3,880	8,424
Unit price contracts	17,292	22,513	—	39,805	4,875	6,583	—	11,458
Total revenues	$36,732	$24,064	$39,026	$99,822	$12,200	$8,742	$3,880	$24,822

	For the Nine Months				For the Nine Months
	Ended September 30, 2022				Ended September 30, 2021
(in thousands)	Electric Power	Telecommunications	Renewables	Total	Electric Power	Telecommunications	Renewables	Total

Cost-plus contracts	$33,282	$112	$—	$33,394	$7,757	$—	$—	$7,757
Fixed price contracts	34,661	6,429	85,770	126,860	3,614	3,034	6,789	13,437
Unit price contracts	49,752	53,983	—	103,735	8,926	11,782	—	20,708
Total revenues	$117,695	$60,524	$85,770	$263,989	$20,297	$14,816	$6,789	$41,902

5.	INVENTORIES

Inventories consist of work-in-process and finished goods and are stated at the lower of cost or net realizable value using the first-in, first-out (FIFO) method as a cost flow convention or through the moving average cost method. At September 30, 2022 and December 31, 2021, inventory by category is valued net of reserves and consists of:

	As of September 30,	As of December 31,
(in thousands)	2022	2021
Raw materials	$1,198	$1,316
Work-in-process	210	19
Total inventories	$1,408	$1,335

6.	INVESTMENTS

The Company has a minority ownership in Virtual Power Systems ("VPS"). The VPS investment basis at September 30, 2022 and December 31, 2021 was $1.1 million and $1.1 million, respectively, as reflected on the condensed consolidated balance sheets. The investment is held at September 30, 2022 under the cost method of accounting for investments.

7.	LEASES

Operating leases

Consolidated total operating lease costs were $5.2 million for the nine months ended September 30, 2022 and $3.0 million for the nine months ended September 30, 2021 and are included in cost of sales; selling, general and administrative expense; and other income (expense), on the condensed consolidated statement of operations.

Future minimum operating lease obligations at September 30, 2022 are as follows for the years ended December 31:

(in thousands)
2022 (remaining period)	$1,437
2023	5,421
2024	4,501
2025	2,953
2026	2,551
Thereafter	3,905
Interest portion	(3,167)
Total operating lease obligations	$17,601

Total lease cost and other lease information is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(in thousands)	2022	2021	2022	2021
Operating lease cost	$1,600	$1,157	$4,924	$2,747
Short-term lease cost	7	114	78	134
Variable lease cost	111	175	564	478
Sublease income	(129)	(129)	(387)	(372)
Total lease cost	$1,589	$1,317	$5,179	$2,987

Other information - Operating leases (in thousands)	For the Nine Months Ended September 30, 2022
	2022	2021
Cash paid for amounts included in the measurement of lease obligations:
Operating cash flows from operating leases (includes discontinued operations)	$(5,800)	$(2,782)
Right-of-use assets obtained in exchange for new operating lease obligations	$3,908	$7,290
Weighted-average remaining lease term - operating leases (in years)	4.7	4.3
Weighted-average discount rate - operating leases	7.1%	6.5%

Variable lease costs primarily include common area maintenance costs, real estate taxes and insurance costs passed through to the Company from lessors.

Financing leases

Consolidated total financing lease costs were $4.6 million and $1.1 million for the nine months ended September 30, 2022 and 2021 and are included in depreciation in cost of sales and interest expense.

Future minimum finance lease obligations at September 30, 2022 are as follows for the years ended December 31:

(in thousands)
2022 (remaining period)	$1,478
2023	5,911
2024	5,342
2025	1,842
2026	893
Thereafter	48
Interest portion	(1,324)
Total financing lease obligations	$14,190

Total financing lease costs are as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(in thousands)	2022	2021	2022	2021
Depreciation of financing lease assets	$1,319	$657	$3,946	$972
Interest on lease liabilities	207	118	672	176
Total finance lease cost	$1,526	$775	$4,618	$1,148

In addition to the financing lease costs noted above, for the three and nine months ended September 30, 2022, the Company recognized $4.5 million in impairments on outstanding financing leases at Eclipse Foundation Group. See Note 1 for additional information on the impairments.

Other information - Financing leases	For the Nine Months Ended September 30,
(in thousands)	2022	2021
Cash paid for amounts included in the measurement of lease obligations:
Operating cash flows from financing leases	$(671)	$(177)
Cash paid for amounts included in the measurement of lease obligations:	$(3,810)	$(897)
Right-of-use assets obtained in exchange for new financing lease obligations	$1,195	$12,190
Weighted-average remaining lease term - financing leases (in years)	2.8	2.9
Weighted-average discount rate - finance leases	6.5%	6.5%

8.	STOCK-BASED COMPENSATION AND EXPENSE

Through December 31, 2021, the Company had been vesting a series of stock appreciation rights (SARS) to be settled in cash to certain executives. The SARS were considered liability-classified awards meaning their fair-values were remeasured at the end of each reporting period using a binomial lattice model and any changes in fair value for the vesting periods to-date were recorded through the income statement with a corresponding liability accrued on the balance sheet. Since December 31, 2021, the SARS have been exchanged for restricted stock units (RSUs) on the modification date of January 14, 2022 as approved by the Board of Directors. To account for this exchange, the company revalued the SARS as of the modification date of January 14, 2022 using the binomial lattice model and recorded changes in the vested value since December 31, 2021 as an adjustment to the income statement. The Company then reclassified the SARS accrued liability to APIC for new RSUs and recognized incremental expense. Shares deemed vested at the modification date were released and issued net of tax in March 2022. The SARS that converted to RSUs, were added to the Company's existing RSU program. The company recorded $1.1 million and $2.4 million of expense for RSUs for the three and nine months ended  September 30, 2022.

Restricted Stock

In  March 2021, the Company granted 3 million restricted shares with an aggregate fair value of $16.4 million with a graded vesting schedule. One-third of which were vested in  April 2021, one-third of which were due to vest in  April 2022, and one-third of which were due to vest in  April 2023. In the three and nine months ended September 30, 2022, the Company recorded zero and a net credit of $3.9 million, respectively, to compensation expense related to the forfeiture and partial vesting of these grants compared to $1.4 million and $8.0 million of compensation expense in the three and nine months ended September 30, 2021 for partial vesting of the grants. The credit to compensation expense in the first nine months of 2022 was due to a reversal of expense related to the forfeiture of the unvested restricted stock upon the termination of an employee as of September 30, 2022.

Restricted Stock Units

	Number of restricted shares	Weighted-average grant date fair value

Non-vested shares, beginning of year	3,018,788	$4.58
Granted	5,943,197	1.33
Vested	(2,222,770)	1.54
Forfeited	(2,139,872)	5.31
Non-vested shares, September 30, 2022	4,599,343	$1.50

9.	WARRANTS

On April 28, 2022, the Company entered into a Securities Purchase Agreement with an institutional investor. The Purchase Agreement provides for the sale and issuance by the Company of an aggregate of: (i) 9,000,000 shares of the Company’s common stock, $0.001 par value, (ii) pre-funded warrants to purchase up to 7,153,847 shares of Common Stock and (iii) accompanying warrants to purchase up to 16,153,847 shares of Common Stock. The offering price per share and associated prefunded warrants was $1.30 for the shares and $1.2999 for the prefunded warrants. The prefunded warrants were immediately exercisable, had an exercise price of .0001 and were exercised during the three months ended June 30, 2022.

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

Warrants outstanding and warrant activity for the nine months ended September 30, 2022 is as follows:

Description	Classification	Exercise Price	Expiration Date	Balance December 31, 2021	Warrants Issued	Warrants Exercised	Warrants Expired	Balance September 30, 2022

Warrants	Liability	$1.31	April 2027	—	16,153,847	—	—	16,153,847
Pre-funded warrants	Liability	$0.0001	April 2027	—	7,153,847	7,153,847	—	—
Total				—	23,307,694	7,153,847	—	16,153,847

10.	SEGMENT REPORTING

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

The following information represents segment activity for the three months ended September 30, 2022:

(in thousands)	Electric Power	Telecommunications	Renewables	Other	Total
Revenues from external customers	$36,732	$24,064	$39,026	$—	$99,822
Depreciation and amortization (1)	6,975	1,315	608	16	8,914
Interest expense	4,441	19	1	5,253	9,714
Income (loss) from operations	(76,606)	(23,213)	(26,535)	(2,356)	(128,710)
Expenditures for long-lived assets	368	396	10	43	817

(1)  Depreciation and amortization includes $3.5 million of depreciation expense which was included in cost of revenues in the Condensed Consolidated Statements of Operations.

The following information represents segment activity for the three months ended September 30, 2021:

(in thousands)	Electric Power	Telecommunications	Renewables	Other	Total
Revenues from external customers	$12,200	$8,742	$3,880	$—	$24,822
Depreciation and amortization (1)	1,095	774	614	416	2,899
Interest expense	116	9	256	885	1,266
Loss from operations	(2,445)	(436)	(3,605)	(4,364)	(10,850)
Expenditures for long-lived assets (2)	1,391	393	77	41	1,902

(1)   Depreciation and amortization includes $1.2 million of depreciation expense which was included in cost of revenues in the Condensed Consolidated Statements of Operations and $0.4 million of depreciation and amortization which was included in Other that was discontinued operations.

(2)  Includes purchases of property, plant and equipment and other intangible assets. The Other category includes expenditures for discontinued operations of $3 thousand.

The following information represents selected balance sheet items by segment as of September 30, 2022:

(in thousands)	Electric Power	Telecommunications	Renewables	Other	Total
Segment assets	$184,801	$68,480	$29,765	$19,063	$302,109
Goodwill	—	—	7,006	—	7,006
Other intangible assets, net	95,287	26,960	1,606	—	123,853

The following information represents segment activity for the nine months ended September 30, 2022:

(in thousands)	Electric Power	Telecommunications	Renewables	Other	Total
Revenues from external customers	$117,695	$60,524	$85,770	$—	$263,989
Depreciation and amortization (1)	21,445	3,582	1,825	47	26,899
Interest expense	12,743	115	5	14,703	27,566
Income (loss) from operations	(77,621)	(21,662)	(32,280)	(6,642)	(138,205)
Expenditures for long-lived assets (2)	2,719	975	19	83	3,796

(1)   Depreciation and amortization includes $10.7 million of depreciation expense which was included in cost of revenues in the Condensed Consolidated Statements of Operations.

(2)  Includes purchases of property, plant and equipment and other intangible assets. The Other category includes expenditures for discontinued operations of $10 thousand.

The following information represents segment activity for the nine months ended September 30, 2021:

(in thousands)	Electric Power	Telecommunications	Renewables	Other	Total
Revenues from external customers	$20,297	$14,816	$6,789	$—	$41,902
Depreciation and amortization (1)	1,944	1,389	2,319	1,281	6,933
Interest expense	175	10	270	2,641	3,096
Loss from operations	(11,461)	(1,185)	(17,178)	(14,243)	(44,067)
Expenditures for long-lived assets (2)	5,532	838	118	808	7,296

(1) Depreciation and amortization includes $2.3 million of depreciation expense which was included in cost of revenues in the Condensed Consolidated Statements of Operations and $1.2 million of depreciation and amortization which was included in Other that was discontinued operations.

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

In September 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2022-04, Liabilities - Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations to enhance transparency about an entity’s use of supplier finance programs. Under the ASU, the buyer in a supplier finance program is required to disclose information about the key terms of the program, outstanding confirmed amounts as of the end of the period, a roll-forward of such amounts during each annual period, and a description of where in the financial statements outstanding amounts are presented. An entity should also consider whether the existence of a supplier finance program changes the appropriate presentation of the payables in the program from trade payables to borrowings. The amendments in this update are effective for the Company for fiscal periods beginning after December 15, 2022, including interim periods within those fiscal years, except for the disclosure of roll-forward information, which is effective for fiscal years beginning after December 15, 2023, with early adoption permitted. The Company is currently evaluating the effect of this new standard, which is not expected to have a material effect on the Company's financial position or results of operations.

In June 2022, the FASB issued ASU 2022-03, “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. ASU 2022-03 clarifies that a contractual restriction on the sale of an equity security should not be considered in measuring fair value. It also requires the following disclosures for equity securities subject to the contractual sale restrictions: 1) the fair value of equity securities subject to contractual sale restrictions reflected in the balance sheet; 2) the nature and remaining duration of the restriction(s); and 3) the circumstances that could cause a lapse in the restriction(s). ASU 2022-03 is effective for the fiscal years and interim periods within those fiscal years, beginning after December 15, 2023. Early adoption is permitted. The guidance should be applied prospectively. ASU 2022-03 is not expected to have a material effect on our consolidated financial statements.

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

12.	FAIR VALUE MEASUREMENTS

The Company’s fair value hierarchy for our financial assets and liabilities as of September 30, 2022 and December 31, 2021 was as follows:

(in thousands)
September 30, 2022	Level 1	Level 2	Level 3	Total
Contingent consideration	$—	$—	$720	$720
Front Line Power Construction Seller Financed debt	—	68,501	—	68,501
Financial instrument liability - related to Syndicated debt	—	—	844	844
Financial instrument liability - related to Front Line Power Construction seller financed debt	—	—	40,085	40,085
Prepaid advance agreement	—	4,666	—	4,666
Warrant liabilities	—	—	5,492	5,492
Total liabilities	$—	$73,167	$47,141	$120,308

December 31, 2021	Level 1	Level 2	Level 3	Total
Contingent consideration	$—	$—	$720	$720
Front Line Power Construction Seller financed debt	—	86,183	—	86,183
Financial instrument liability	—	—	825	825
Total liabilities	$—	$86,183	$1,545	$87,728

(in thousands)	Financial Instrument Liability - related to Syndicated debt
Balance at December 31, 2021	$825
Issuance of shares upon exercise and reset of instrument (instrument includes reference price of $0.40 per share at September 30, 2022)	(4,361)
Fair value adjustments to Financial instrument liability	4,380
Balance at September 30, 2022	$844

(in thousands)	Financial Instrument Liability - related to FLP seller financed debt
Balance at December 31, 2021	$—
Fair value of financial instrument liability at inception	26,782
Fair value adjustment to Derivative liability	13,303
Balance at September 30, 2022	$40,085

(in thousands)	Warrant Liability
Balance at December 31, 2021	$—
Fair value of warrant liability at inception	27,625
Exercise of pre-funded warrants	(6,939)
Fair value adjustment to warrant liability	(15,194)
Balance at September 30, 2022	$5,492

See note 16 for more information about the Company's prepaid advance agreement. There were no transfers between Level 3 and Level 2 in the three months ended September 30, 2022 as determined at the end of the reporting period.

13.	LOSS PER COMMON SHARE

In accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification Topic 260 (“FASB ASC 260”), “Earnings per Share,” Basic loss from continuing operations per share, basic income from discontinued operations per share and basic net income (loss) per share that is available to shareholders is computed by dividing the income or loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the respective loss available to common stockholders by the weighted average number of diluted shares outstanding during the period calculated using the treasury stock method. Due to the Company’s loss from continuing operations in the three and nine months ended September 30, 2022 and September 30, 2021, the assumed exercise of stock options, warrants and the unvested restricted stock that would otherwise increase diluted shares using the treasury stock method would have had an antidilutive effect and therefore 0.2 million shares related to stock options, 16.2 million warrants outstanding at September 30, 2022 and 4.6 million shares of restricted stock units were excluded from the computation of diluted net loss per share for the three and nine months ended September 30, 2022 and 0.2 million shares related to stock options outstanding at September 30, 2021 were excluded for the three and nine months ended September 30, 2021 and 2.3 million shares of restricted stock and restricted stock units were excluded from the computation of diluted net loss per share for the nine months ended September 30, 2021. Accordingly, diluted earnings (loss) per share for continuing operations, discontinued operations and net income is the same as basic earnings (loss) per share for continuing operations, discontinued operations and net income for the three and nine months ended September 30, 2022 and 2021.

	For the Three Months		For the Nine Months
(in thousands, except share and per share amounts)	Ended September 30,		Ended September 30,
	2022	2021	2022	2021
Loss from continuing operations, net of income taxes	$(141,567)	$(9,498)	$(208,331)	$(34,125)
Income (loss) from discontinued operations, net of income taxes	(666)	(649)	(2,461)	(2,187)

Net loss	$(142,233)	$(10,147)	$(210,792)	$(36,312)

Basic and diluted weighted average number of shares outstanding	115,637,323	62,823,330	98,209,495	53,142,557

Loss from continuing operations per common share - basic and diluted	$(1.22)	$(0.15)	$(2.12)	$(0.64)

Loss from discontinued operations - basic and diluted	(0.01)	(0.01)	(0.03)	(0.04)

Loss per common share - basic and diluted	$(1.23)	$(0.16)	$(2.15)	$(0.68)

14.	INCOME TAXES

The Company is subject to taxation in the U.S., as well as various state and foreign jurisdictions. The Company continues to record a full valuation allowance against the Company's U.S. net deferred tax assets and a partial valuation allowance on its Canada deferred tax assets as it is not more likely than not that the Company will realize a benefit from these assets in a future period other than a $91 thousand carryback benefit at Canada. In future periods, tax benefits and related deferred tax assets will be recognized when management concludes realization of such amounts is more likely than not.

Total net income tax expense of $0.2 million and $0.8 million were recorded to the income tax provision from continuing operations for the three and nine months ended September 30, 2022, resulting in an effective tax rate of (0.1%) and (0.4%), respectively. Income tax expense was primarily due to state minimum taxes and estimated Texas gross receipts taxes.

Total net income tax benefit of $2.1 million and $11.0 million was recorded to the income tax provision from continuing operations for the three and nine months ended  September 30, 2021, respectively, resulting in an effective tax rate of 18.1% and 24.4%, respectively. The income tax benefit from continuing operations for the three and nine months ended September 30, 2021, was as a result of the release of valuation allowances currently held against the Company’s deferred tax assets as a result of the additional $11.2 million of deferred tax liabilities assumed in the April 2021 and July 2021 acquisitions of GTS and IMMCO. As a result, for the three and nine months ended September 30, 2021 the Company recorded a $2.2 million and $11.2 million tax benefit, respectively, for a reduction in prior recorded valuation allowances. All of the Company’s domestic and foreign net deferred tax assets were reduced by a full valuation allowance.

15.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss are as follows:

(in thousands)	As of September 30, 2022	As of December 31, 2021
Foreign currency translation adjustment	$(687)	$(3,995)
Accumulated other comprehensive loss	$(687)	$(3,995)

In the nine months ended September 30, 2022, the Company reclassified $3.6 million related to accumulated foreign currency adjustment from Accumulated Other Comprehensive Loss to net loss as a result of the sale of the Company's U.K operations.

16.	NOTES PAYABLE AND LINE OF CREDIT

Notes payable is summarized as follows:

(in thousands)	As of September 30, 2022	As of December 31, 2021
Syndicated debt (1)	$104,475	$105,000
Seller Financed notes payable - Front Line Power Construction, LLC acquisition (2)	69,168	86,730
Note Payable - Financing notes (3)	2,650	1,357
Seller Financed notes payable - Reach Construction Group, LLC acquisition (4)	3,480	3,480
Vehicle and equipment loans (5)	1,752	222
Non-recourse payable agreements (6)	9,610	8,269
Notes payable - Institutional investor (7)	50,006	33,922
Prepaid Advance agreement (8)	4,720	—
Conditional settlement notes payable agreement (9)	2,500	3,000
Full Moon and CFS - loans to prior owners (10)	31	2
Subtotal	248,392	241,982
Unamortized prepaid financing fees and debt discounts	(11,620)	(12,603)
Total notes payable	236,772	229,379
Less: notes payable, current	(129,034)	(72,774)
Notes payable, less current portion	$107,738	$156,605

(1)

On  November 17, 2021, the Company entered into a credit agreement and associated documents (the “Credit Agreement”) with Alter Domus (US), LLC (“Alter Domus”), as administrative agent and collateral agent and various lenders (the “Lenders”) in order to enable the Company to finance the acquisition of Front Line Power Construction, LLC. The Lenders made a Term Loan to Front Line in the initial principal amount of $105,000,000 for the purposes of financing the acquisition and the associated expenses. The term loan initially bears interest at the three-month Adjusted LIBOR Rate, plus the Applicable Margin, of which 2.5%  may be paid in-kind. The Term Loan shall be repaid in consecutive quarterly installments of $262,500, and commenced on  June 30, 2022. The Credit Agreement provides for mandatory prepayments on the occurrence of events such as sales of assets, Consolidated Excess Cash Flow and Excess Receipts during the term. The credit agreement provides for prepayment premiums (initially 5% on prepayments made in the first 30 months of the term, declining to 1% in the final year of the term). The Term Loan matures on  November 17, 2026, subject to acceleration on Events of Default. Interest rate at September 30, 2022 on the term notes is 15.45% at September 30, 2022 with a current effective rate of 18.0%. The Company was in compliance with all debt covenants except for a default identified and cured as a subsequent event. See Note 20 for more information on the cured default.

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

(3)

The Company has a note payable to First Insurance Funding executed in 2022 for the purposes of financing a portion of the Company's insurance coverage. The note has an annual percentage rate of 3.28% to be paid in ten monthly payments and are set to mature in May 2023.  At December 31, 2021, the Company had three notes payable with First Insurance Funding executed in the third and fourth quarter of 2021 for the purpose of financing a portion of the Company's insurance coverage at annual percentage rates ranging from 3.00% to 4.35% all of which are paid off at September 30, 2022.

(4)

Includes two seller-financed notes payable, one for $5 million and the second for $1.5 million. In August 2021, the $5 million note was amended from its original 18-month term; the Company paid $1 million in cash and exchanged 155,763 shares of common stock in exchange for an additional $1 million reduction in principal. The new loan had a face value of $2.0 million at a rate of 6% per annum and was recorded based on an estimated market interest rate of 10% per annum with an original issue discount of $48 thousand. The second seller financed note payable is due 36-months from the April 1, 2020 acquisition date. Both notes had an original stated interest rate of 6% per annum. In 2022, the Company filed and served a Federal Civil Complaint asserting various causes-of-action against the holder of the note, including misrepresentations made during the course of negotiating this transaction. Based on that complaint, the evidence contained therein, and the conduct described, the Company reasonably believes that it owes no additional compensation as a result of this transaction.

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

In April, 2022, the Company took out three non-recourse agreements with C6 Capital for the sale of future revenues in the combined amount of $20.2 million. The Company received approximately $13.3 million after the deduction of an original issue discount and upfront fees. In April 2022, the Company used part of the proceeds from these non-recourse agreements to pay off the non-recourse C6 note of $4.2 million that was on the balance sheet as of March 31, 2022 and recorded a loss on extinguishment of $0.4 million. The loans vary in length from 26 to 48 weeks. The Company paid off the smallest of the three notes in June 2022 and recorded a loss on extinguishment of $0.1 million. Discounts on the remaining agreements are being amortized based on an effective interest rate of 88% and will mature in the first quarter of 2023.

(7)

On March 23, 2021, the Company completed a note payable agreement with an institutional investor with a face amount of $10.7 million, a stated interest rate of 9.0%, an estimated effective interest rate of 19.6%, and an original issue discount of $1.0 million.  This note was paid off in August 2022.

On May 11, 2021, the Company completed a note payable agreement with the institutional investor with a face amount of $10.7 million, a stated interest rate of 9.0% per annum, and estimated effective interest rate of 19.6% at inception, and a combined original issue discount and unamortized prepaid fees of $1.0 million and a carrying value of $5.3 million at September 30, 2022. The net proceeds were to be used for working capital, future acquisitions and general corporate purposes. Beginning six (6) months from the purchase price date, investor has the right, in its sole and absolute discretion, to redeem all or any portion of the Note (such amount, the “Redemption Amount”) subject to the maximum monthly redemption amount of $1 million per calendar month, by providing Company with a “Redemption Notice," and is payable in full in November 2022.

On  December 20, 2021, the Company completed a note payable agreement with the institutional investor with a face amount of $16.1 million, a stated interest rate of 9.0%, an estimated effective interest rate of 16.3%, and an original issue discount of $1.1 million. The note payable is payable within eighteen (18) months after the purchase date and the creditor  may request payment of up to $1.5 million per month beginning 6 months after initial issuance. The carrying value was $16.9 million at September 30, 2022. The Company has not made any payments on this note as of September 30, 2022.

On June 9, 2022, the Company completed a note payable agreement with the institutional investor with a face amount of $10.7 million, a stated interest rate of 9.0%, an estimated effective interest rate of 16.4%, and an original issue discount of $0.7 million. The note payable is payable within eighteen (18) months after the purchase date and the creditor  may request payment of up to $1.0 million per month beginning 6 months after initial issuance. The carrying value was $12.8 million at September 30, 2022. The Company has not made any payments on this note as of September 30, 2022. This note also includes a debt reduction clause whereby the Company has agreed to make payments on all of its outstanding agreements with the investor totaling at least $4 million for each of the months of June and  July 2022. If the Company failed to make the required payments, the Lender’s sole and exclusive remedy was to require as liquidated damages, a ten percent (10%) increase to the outstanding balance for such month on this note. The Company failed to meet the debt reduction requirement in June and July 2022 and recorded liquidated damages in other expense in the amount of $2.3 million, which was added to the principal amount of the note. The original agreement also called for a similar debt reduction requirement in August 2022, but this term was later removed by a subsequent agreement.

On August 2, 2022, the Company completed a note payable agreement with the institutional investor with a face amount of $8.6 million, a stated interest rate of 9.0%, an estimated effective interest rate of 16.4%, and an original issue discount of $0.6 million. The note payable is payable within eighteen (18) months after the purchase date and the creditor  may request payment of up to $0.8 million per month beginning 6 months after initial issuance. The carrying value was $8.2 million at September 30, 2022. The Company has not made any payments on this note as of September 30, 2022. This note also included a debt reduction clause whereby the Company had agreed to make payments on all of its outstanding agreements with the investor totaling at least $4 million for each of the months of October, November and December 2022. If the Company failed to make the required payments, the Lender’s sole and exclusive remedy was to require as liquidated damages, a ten percent (10%) increase to the outstanding balance for such month on this note. The debt reduction provision was superseded by a subsequent agreement.

On September 29, 2022, the Company completed a note payable agreement with the institutional investor with a face amount of $5.4 million, a stated interest rate of 9.0%, an estimated effective interest rate of 16.5%, and an original issue discount of $0.4 million. The note payable is payable within eighteen (18) months after the purchase date and the creditor  may request payment of up to $0.5 million per month beginning 6 months after initial issuance. The carrying value was $5.0 million at September 30, 2022. The Company has not made any payments on this note as of September 30, 2022. This note also includes a debt reduction clause whereby the Company has agreed to make payments on all of its outstanding agreements with the investor totaling at least $4 million for each of the months of February, March and April 2023. If the Company fails to make the required payments, the Lender’s sole and exclusive remedy is to require as liquidated damages, a ten percent (10%) increase to the outstanding balance for such month on this note.

(8)

On August 18, 2022, the Company entered into a Prepaid Advance Agreement (the “PPA”) with YA II PN, Ltd., a Cayman Islands exempt limited partnership (“Yorkville”). In accordance with the terms of the PPA, the Company may request advances of up to $5.0 million from Yorkville (or such greater amount that the parties may mutually agree) (the “Pre-Paid Advance”), with a limitation on outstanding Pre-Paid Advances of $5.0 million and an aggregate limitation on the Pre-Paid Advances of $50.0 million. Each such Pre-Paid Advance will be offset upon the issuance of the Company’s common stock, par value $0.001 per share (“Common Stock”) to Yorkville at a price per share equal to the lower of: (a) a price per share equal to $0.01 above the market price on The Nasdaq Global Select Market (“Nasdaq”) as of the trading day immediately prior to the date of each closing (the “Fixed Price”), or (b) 96% of the lowest daily volume weighted average price of our Common Stock on Nasdaq during the five (5) trading days prior to each conversion date (the “Market Price” and the lower of the Fixed Price and the Market Price shall be referred to as the “Purchase Price”); however, in no event shall the Purchase Price be less than $0.20 per share. The Company elected the fair value option for this agreement with the debt being marked to market on a quarterly basis. The debt had an original issue discount of $150 thousand and with a carrying value of $4.7 million at September 30, 2022. The discount is amortized through interest expense over the life of the loan. The note had an original maturity date of October 27, 2022, which was extended to February 2023 in October 2022. See note 12 for fair value information on this prepaid advance agreement and note 20 related to an extension of the maturity.

(9)

In  October 2020, the Company entered into a conditional settlement agreement with a subcontractor to make payments of $3.5 million at zero interest over three years. The Company made a $0.5 million payment in the fourth quarter of 2021. The Company made a $150,000 payment in  February 2022, and a $350,000 payment on  March 31, 2022. The Company is scheduled to make a $1 million payment by  November 2022 and the final $1.5 million payment by  November 2023.

(10)	Represents Coax Fiber Solutions and Full Moon Telecom, LLC opening balance sheet loans to prior Coax Fiber Solutions and Full Moon Telecom, LLC owners.

Line of Credit

On August 19, 2021, the Company's GTS subsidiary entered into a $4.0 million variable rate line of credit agreement. Interest accrues at a rate of 2.05% over the Daily Simple Secured Overnight Financing Rate ("SOFR") index rate. The original maturity date of the line of credit was August 19, 2022, but the maturity date was extended three months to November 2022. At September 30, 2022 the Company had an outstanding balance on the line of credit of $4.0 million with zero dollars available for borrowing.

Debt Modifications

In the first quarter of 2022, the Company entered into a loan modification on the Front Line Seller Financed notes payable. In order to extend the maturity date of these loans from the original maturity date of May 16, 2022, the Company agreed to reduce the restriction period on the stock granted to one of the sellers from two years to one and guarantee a $4.00 stock value upon the expiration of the restriction period. The stock price guarantee was valued as a put option and the additional expected cost of the debt from the put option was determined to be an extinguishment of debt for which the Company recorded a $26.2 million loss on extinguishment and a new financial instrument valued at $26.8 million. The put option was re-valued at $40.1 million at September 30, 2022. The change between the original put option value and the value as of September 30, 2022 was recorded as a $13.3 million loss on financial instrument for the nine months ended September 30, 2022, and the change between the June 30, 2022 put option value and the September 30, 2022 value was recorded as a $1.7 million loss on financial instrument for the three months ended September 30, 2022.

17.	CONCENTRATIONS

The Company’s major product lines in 2021 and 2022 were electric power transmission and distribution maintenance and service, utility-scale solar construction projects and telecommunications maintenance and service.

The Company had the following revenue concentrations by customer greater than 10% of consolidated revenue:

	For the Three Months Ended September 30,
Customer	2022	2021
Customer 1	20%	<10%
Customer 2	16%	<10%
Customer 3	19%	<10%
Customer 4	13%	16%
Customer 5	12%	<10%
Total concentrations	80%	16%

	For the Nine Months Ended September 30,
Customer	2022	2021
Customer 1	14%	<10%
Customer 2	21%	<10%
Customer 3	18%	<10%
Customer 4	14%	14%
Total concentrations	67%	14%

The Company did not have geographic revenue concentrations outside the U.S.A. greater than 10% of consolidated revenue.

The Company had the following gross trade accounts receivable concentrations by customer greater than 10% of gross trade accounts receivable:

	As of September 30,	As of December 31,
Customer	2022	2021
Customer 2	22%	30%
Customer 4	29%	<10%
Customer 5	17%	<10%
Customer 3	<10%	16%
Total concentrations	68%	46%

The Company did not have geographic concentrations outside of the U.S.A. greater than 10% of gross trade accounts receivable.

For the three months ended September 30, 2022, the Company had three supplier concentrations of approximately 14%, 13%, and 11% in the Renewables segment and zero supplier concentrations for the nine months ended September 30, 2022.  In the three months ended  September 30, 2021, the Company did not have any supplier concentration over 10%.  In the nine months ended September 30, 2021, the Company had one supplier concentration at approximately 10% in the Electric Power segment.

18.	ACQUISITIONS

Acquisition of Coax Fiber Solutions

Effective March 7, 2022, GTS, an OIG subsidiary included in the Telecommunications segment, entered into a share purchase agreement to acquire Coax Fiber Solutions (CFS), a Georgia based GDOT Certified contractor specializing in Aerial Installation, directional drilling, trenching, plowing, and missile crews for telecommunications, power, gas, water, CCTV, ATMS, and traffic signal cable installation. GTS paid $0.8 million and issued 125,000 shares of restricted common stock to the Seller to purchase CFS with the stock valued at $146,000. Goodwill reflects the excess purchase price over the fair value of net assets. The Company recorded opening balance items of $0.4 million of current assets, $0.5 million of fixed assets, $1.5 million of goodwill, and $1.5 million of liabilities as part of this transaction.

Acquisition of IMMCO

Effective  July 28, 2021, the Company entered into a share purchase agreement to acquire IMMCO, Inc., an Atlanta-based telecommunications company providing enterprise solutions to the cable and telecommunications industries since 1992. The acquisition was effectuated pursuant to the Share Purchase Agreement (the “Agreement”), with the shareholders of IMMCO (the "Seller"). Orbital Infrastructure Group paid $16 million and issued 874,317 shares of restricted common stock issued to the Seller ($2.0 million estimated fair value as of  July 28, 2021) plus a $0.6 million working capital adjustment for a combined total of $18.6 million. Goodwill reflects the excess purchase price over the fair value of net assets. The Company recorded $11.1 million of goodwill as part of this transaction and all of this goodwill is deductible for tax purposes. Acquisition-related expenses incurred during the nine months ended  September 30, 2021 for the IMMCO acquisitions were approximately $0.6 million before taxes, which were recognized within the Selling, general and administrative expense line of the Condensed Consolidated Statements of Operations.

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

(in thousands)

Purchase price	$18,621

Cash and cash equivalents	$1,634
Trade accounts receivable, net	1,254
Contract assets	1,001
Prepaid expenses and other current assets	551
Property and equipment	760
Intangible, customer relationships	3,800
Intangible, trade name	1,162
Intangible, technology know how	1,459
Other long-term assets	76
Deferred tax liability	(2,090)
Liabilities assumed	(2,100)
Net assets acquired	7,507
Goodwill	11,114
Purchase price allocation	$18,621

(in thousands)
Revenue from July 28, 2021 acquisition date to September 30, 2021	$1,301
Income from continuing operations, net of income taxes from July 28, 2021 acquisition date to September 30, 2021	2,189	*

*  The deferred tax liability recorded at acquisition was offset against the Company's valuation allowance and recorded as a tax benefit in the nine months ended  September 30, 2021 within the income tax benefit line of the Condensed Consolidated Statement of Operations and is included in the total.

Acquisition of Gibson Technical Services

Effective  April 13, 2021, the Company entered into a share purchase agreement to acquire Gibson Technical Services, an Atlanta-based telecommunications company providing diversified telecommunications services nationally since 1990. The acquisition was effectuated pursuant to the Share Purchase Agreement (the “Agreement”), dated as of  April 13, 2021, between Orbital Infrastructure Group and the shareholders of GTS (the "Seller"). Orbital Infrastructure Group paid $22 million and issued 5,929,267 shares of restricted common stock issued to the Seller ($16.9 million estimated fair value as of  April 13, 2021) for a combined total of $38.9 million. Goodwill reflects the excess purchase price over the fair value of net assets. The Company recorded $12.3 million of goodwill as part of this transaction and all of this goodwill is deductible for tax purposes. Acquisition-related expenses incurred during the nine months ended  September 30, 2021 were approximately $0.9 million before tax which were recognized within the Selling, general and administrative expense line of the Condensed Consolidated Statements of Operations.

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

Purchase price	$38,932

Cash and cash equivalents	$610
Trade accounts receivable	7,871
Contract assets	1,686
Contingent receivable	1,424
Prepaid expenses and other current assets	408
Property and equipment	3,795
Right of use assets - Operating leases	860
Intangible, customer relationships	16,075
Intangible, trade name	6,388
Intangible, non-compete agreements	385
Other long-term assets	123
Deferred tax liability	(9,048)
Liabilities assumed	(3,984)
Net assets acquired	26,593
Goodwill	12,339
Purchase price allocation	$38,932

(in thousands)
Revenue from April 13, 2021 acquisition date to September 30, 2021	$13,515
Income from continuing operations, net of income taxes from April 13, 2021 acquisition date to September 30, 2021	9,224	*

*  The deferred tax liability recorded at acquisition was offset against the Company's valuation allowance and recorded as a tax benefit in the nine months ended  September 30, 2021 within the income tax benefit line of the Condensed Consolidated Statement of Operations and is included in the total.

The table below summarizes the unaudited condensed pro forma information of the results of operations of Orbital Infrastructure Group, Inc. for the three and nine months ended  September 30, 2021 as though the acquisitions of GTS and IMMCO had been completed as of  January 1, 2020.

	For the Three Months Ended September 30,	For the Nine Months Ended September 30
	2021	2021
Gross revenue	$31,462	$69,867
Loss from continuing operations, net of income taxes	$(13,919)	$(41,876)

19.	COMMITMENTS AND CONTINGENCIES

Off-Balance Sheet Arrangements

Performance and Payment Bonds and Parent Guarantees

In the ordinary course of business, Orbital Infrastructure Group and its subsidiaries are required by certain customers to provide performance and payment bonds for contractual commitments related to their projects. These bonds provide a guarantee to the customer that the Company will perform under the terms of a contract and that the Company will pay its subcontractors and vendors. If the Company fails to perform under a contract or to pay its subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. The Company must reimburse the surety for expenses or outlays it incurs. Certain bonds are for open-ended contracts with multiple work orders so the value may increase as the work progresses and more work orders are started. The bonds will remain in place as the Company completes projects and resolves any disputed matters with the customers, vendors and subcontractors related to the bonded projects. As of September 30, 2022, the total amount of the outstanding performance and payment bonds was approximately $38.4 million. In addition, the Company had letters of credit outstanding of $1.4 million as of September 30, 2022.

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

Financial Instrument Liabilities

Seller Financed debt - financial instrument

To the extent that the fair value of the shares of common stock previously issued to Tidal Power are less than $4.00 per share upon expiration of the restriction period in November 2022, the Company has agreed to pay additional consideration to Tidal Power so that the value of Tidal Power's shares of common stock are equal to no less than $28,852,844. For the Johnson lockup letter, the Company agreed to pay additional consideration to Mr. Johnson upon expiration of the restriction period in November 2023 so that the value of his stock consideration is no less than $17,635,228, which is equal to $4.00 per common share. Any shortfall would be made up by issuing Mr. Johnson additional common shares.  The fair value of this liability at September 30, 2022 was $40.1 million. See Note 12 for additional information on this financial instrument.

Syndicated debt - subscription agreement financial instrument

To the extent that the Company issues shares of its common stock at a price less than the current reference price, the Company is obligated to issue additional shares to the syndicated lenders based on formulas included in their subscription agreements. When additional shares are issued to the lenders the reference price is reset. The reference price was $0.40 at September 30, 2022. The financial instrument liability had a fair value of $0.8 million at September 30, 2022. See Note 12 for additional information on this financial instrument and Note 20 for additional issuances and changes to the reference price related to the subscription agreement following the September 30, 2022 reporting date.

20.	SUBSEQUENT EVENTS

Orbital Solar Services potential liquidated damages.

On October 23, 2022, Orbital Solar Services had a project completion milestone due that was not met. Contractually, liquidated damages may be incurred at $150,000 per day related to this milestone. In aggregate, delay-related liquidated damages cannot exceed a cap of $9.4 million specific to this contract. Liquidated damages are due and payable within 15 days of invoice per the language in the contract. As of November 14, 2022, the project milestone has not been completed and we have not been invoiced.

New home office facility lease

On October 6, 2022, the Company signed a lease for its new home office in Houston, Texas. The lease is for 46 months and commences at $7 thousand per month.

Cured default on syndicated debt

In November 2022, The Company resolved a dispute with the Syndicated lenders whereby the Syndicated lenders deemed the Company to be in default of its credit agreement due to the Company using proceeds from Front Line Power's operations to pay down $9.5 million of the Company's working capital adjustment with the sellers of Front Line Power. As part of a consent agreement with the lenders, the Company agreed to pay the lenders in a paid-in-kind amount of $10.5 million, which was added to the Syndicated debt balance and included $1.0 million of interest calculated from the first intercompany advance that the Company made.

Extension of prepaid advance maturity date

The maturity date for the Company's prepaid advance, which had a fair value of $4.7 million at September 30, 2022, was extended to February 28, 2023 from its original maturity date of October 27, 2022 for additional consideration of $52,500.

Shares issued to lenders of the Company's syndicated debt as part of the Company's subscription agreement with those lenders

On November 7, 2022, the Company issued the lenders of the Company's syndicated debt an additional 3,325,010 shares, which dropped the subscription agreement's reference price from $0.40 at September 30, 2022 to $0.30 and on November 10, the Company issued the same lenders an additional 3,685,971 shares, which set a new reference price of $0.2349 for the subscription agreement. See Note 16 for more information about the Company's syndicated debt, and note 12 and 19 for information on the financial instrument liability related to the subscription agreement.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Important Note about Forward-Looking Statements

The following discussion and analysis should be read in conjunction with the Company’s unaudited condensed consolidated financial statements as of September 30, 2022 and notes thereto included in this document and the audited consolidated financial statements in the Company’s 10-K filing for the period ended December 31, 2021 and the notes thereto. In addition to historical information, the following discussion and other parts of this Form 10-Q contain forward-looking information that involves risks and uncertainties. The Company’s actual results could differ materially from those anticipated by such forward-looking information due to factors discussed elsewhere in this Form 10-Q.

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

The variables which may cause differences include, but are not limited to, the following: general economic and business conditions; changes in regulatory environment; extraordinary external events such as the pandemic health event resulting from COVID-19; competition; success of operating initiatives; operating costs; advertising and promotional efforts; the existence or absence of adverse publicity; changes in business strategy or development plans; the ability to retain management; availability, terms and deployment of capital; business abilities and judgment of personnel; availability of qualified personnel; labor and employment benefit costs; availability and costs of raw materials and supplies; and changes in, or failure to comply with various government regulations. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate; therefore, there can be no assurance that the forward-looking statements included in this Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any person that the objectives and expectations of the Company will be achieved.

Overview

Orbital Infrastructure Group is a diversified infrastructure services company serving customers in the electric power, telecommunications, and renewable markets. The Company is dedicated to maximizing shareholder value through greenfield development and the acquisition of, and investment in successful, entrepreneurial led companies to profitably grow revenues by providing end-to-end solutions to customers, primarily in the renewable, electric power transmission and distribution, and telecommunications infrastructure markets. The Company is organized in three segments. The Electric Power segment consists of Front Line Power Construction, LLC based in Houston, Texas, Orbital Power, Inc. based in Dallas, Texas, and Eclipse Foundation Group based in Gonzales, Louisiana. The segment provides comprehensive infrastructure solutions to customers in the electric power industry. Services performed by Front Line Power and Orbital Power, Inc. generally include but are not limited to the engineering, design, installation, upgrade, repair and maintenance of electric power transmission and distribution infrastructure and substation facilities as well as emergency restoration services. Eclipse Foundation Group, which began operations in January 2021, is a drilled shaft foundation construction company that specializes in providing services to the electric transmission and substation, industrial, telecommunication and disaster restoration market sectors, with expertise performing services in water, marsh and rock terrains. In the third quarter of 2022, in order to streamline operations, the Eclipse business was integrated into Front Line Power Construction, LLC, and ceased to be a separate business unit.

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

The Company has experienced rapid growth through organic growth and acquisitions as the Company benefits from its 2021 investments and acquisitions and as the economy continues to emerge from the COVID-19 induced slowdown. Third quarter 2022 revenue was over four times greater than the Company's total revenue from the third quarter of 2021. Improved revenues and income were a result of the inclusion of operations from the November acquisition of Front Line Power Construction in the Electric Power segment and continued growth in the Telecommunications segment acquired in the three months ended June 30, 2021. The Company continues to pursue both organic growth and growth through acquisitions. The Company's Telecommunications segment made an additional "tuck-in" acquisition in the first quarter of 2022 for cash and stock consideration of approximately $0.9 million.

During the nine-month period ended September 30, 2022, the Company began to see tangible benefits for all segments from the investments the Company made in 2021 through improved revenue. These benefits were offset by sub-contractor labor and material cost over-runs at OSS's Black Bear project that is projected to be completed by the end of the year. The Company is in the midst of a reset of its solar business. The solar reset should not materially change the revenue mix in the near term. Given some of the recent legislation and executive order, solar projects that had been delayed are now likely to be opportunities in 2023 and beyond. As the Company moves away from providing engineering, procurement, and construction ("EPC") services to being a specialized contractor providing skilled resources to EPC companies, the Company will benefit from a reduced risk profile that comes with being an EPC, and margins will be enhanced as we will not share profits or losses with our joint venture partners as we are now required to do.

The Company's results were affected negatively in the first nine months of 2022 by the $29.4 million loss on extinguishment of debt primarily related to the Company's seller financed debt on the November 2021 Front Line Construction acquisition and stock-based payments made against its investor held debt for which the stock was issued at a discount to the stock's fair value.

In the third quarter of 2021, the Company incurred ramp-up costs in the Electric Power segment that put downward pressure on margins in the third quarter of 2021.The Company also incurred professional fees related to mergers and acquisitions as the Company finalized the acquisition of GTS. The three-month period ended September 30, 2021, for both segments were also negatively affected by generally lower economic activity due to the COVID-19 pandemic that caused economic slowdowns throughout the world.

For the three and nine months ended September 30, 2022, Orbital Infrastructure Group, Inc. had a consolidated loss from continuing operations of $141.6 million and $208.3 million, respectively, compared to a consolidated loss from continuing operations in the three and nine months ended September 30, 2021, of $9.5 million and $34.1 million, respectively.

During the nine months ended September 30, 2022, Orbital Infrastructure Group, Inc. had a consolidated net loss of $210.8 million compared to a consolidated net loss in the nine months ended September 30, 2021, of $36.3 million. The greater net loss for the nine months ended September 30, 2022, was primarily the result of impairments on goodwill, intangibles, and financing leased assets, the loss on extinguishment of debt related to the loan modification of the seller financed debt, and increased interest expense related to acquisitions financed by debt in the second half of 2021.

Revenues from continuing operations increased for the nine months ended September 30, 2022, due to the continued ramp-up of the Electric Power and Renewables segments along with the addition of the Telecommunications segment which was assembled via acquisitions starting in the second quarter of 2021 and continuing into 2022.

Continuing Results of Operations

The following tables set forth, for the period indicated, certain financial information regarding revenue and operating results by segment.

For the Three Months Ended September 30, 2022:

(dollars in thousands)	Electric Power	Percent of Segment Revenues	Telecommunications	Percent of Segment Revenues	Renewables	Percent of Segment Revenues	Other	Percent of Segment Revenues	Total	Percent of Total Revenues
	$	%	$	%	$	%	$	%	$	%
Revenues	$36,732	100.0%	$24,064	100.0%	$39,026	100.0%	$—	—%	$99,822	100.0%
Income (loss) from operations	$(76,606)	(208.6)%	$(23,213)	(96.5)%	$(26,535)	(68.0)%	$(2,356)	—%	$(128,710)	(128.9)%

For the Three Months Ended September 30, 2021:
(dollars in thousands)	Electric Power	Percent of Segment Revenues	Telecommunications	Percent of Segment Revenues	Renewables	Percent of Segment Revenues	Other	Percent of Segment Revenues	Total	Percent of Total Revenues
	$	%	$	%	$	%	$	%	$	%
Revenues	$12,200	100.0%	$8,742	100.0%	$3,880	100.0%	$—	—%	$24,822	100.0%
Loss from operations	$(2,445)	(20.0)%	$(436)	(5.0)%	$(3,605)	(92.9)%	$(4,364)	—%	$(10,850)	(43.7)%

For the Nine Months Ended September 30, 2022:

(dollars in thousands)	Electric Power	Percent of Segment Revenues	Telecommunications	Percent of Segment Revenues	Renewables	Percent of Segment Revenues	Other	Percent of Segment Revenues	Total	Percent of Total Revenues
	$	%	$	%	$	%	$	%	$	%
Revenues	$117,695	100.0%	$60,524	100.0%	$85,770	100.0%	$—	—%	$263,989	100.0%
Income (loss) from operations	$(77,621)	(66.0)%	$(21,662)	(35.8)%	$(32,280)	(37.6)%	$(6,642)	—%	$(138,205)	(52.4)%

For the Nine Months Ended September 30, 2021:

(dollars in thousands)	Electric Power	Percent of Segment Revenues	Telecommunications	Percent of Segment Revenues	Renewables	Percent of Segment Revenues	Other	Percent of Segment Revenues	Total	Percent of Total Revenues
	$	%	$	%	$	%	$	%	$	%
Revenues	$20,297	100.0%	$14,816	100.0%	$6,789	100.0%	$—	—%	$41,902	100.0%
Loss from operations	$(11,461)	(56.5)%	$(1,185)	(8.0)%	$(17,178)	(253.0)%	$(14,243)	—%	$(44,067)	(105.2)%

Revenue

The revenues for the three and nine months ended September 30, 2022, increased compared to the 2021 comparable periods primarily due to the additions of the Telecommunications segment following the acquisitions of GTS in Q2 2021, IMMCO in Q3 2021, Full Moon in Q4 2021 and Coax Fiber Solutions, LLC in Q1 2022 along with the acquisition of Front Line Power Construction, LLC, included in the Company's Electric Power segment, added in Q4 2021. In addition, Orbital Power Inc. in the Electric Power segment has continued to ramp up operations in 2022. Renewables had significantly higher revenues in the three months ended September 30, 2022, on the strength of several large projects compared to the three months ended September 30, 2021, which was affected by supply chain issues and a general slow-down caused by the COVID-19 epidemic.

The Electric Power Segment held backlogs of customer orders of approximately $226.8 million as of September 30, 2022, and $207.7 million at December 31, 2021. The increase in backlog is generally due to timing of master service agreement renewals. The Telecommunications segment held backlogs of customer orders of approximately $209.2 million as of September 30, 2022, compared to a backlog of $194.5 million at December 31, 2021. Increases to the backlog are due to the continuous growth of Gibson Technical Services. The Renewables segment had a backlog of $36.3 million as of September 30, 2022 compared to $121.4 million as of December 31, 2021 which is due to further work being completed and revenue being recognized in the quarter on projects that make up this backlog. Of the September 30, 2022, backlog totals, the amounts expected to be recognized in the twelve months following Q3 2022 are approximately $265.9 million. The amounts expected to be recognized in the twelve months following Q3 2022 consist of $150.1 million from the Electric Power segment, $79.5 million from the Telecommunications segment and $36.3 million from the Renewables segment.

Cost of revenues

For the three months ended September 30, 2022, the cost of revenues as a percentage of revenue increased to 105.9% from 90.7% from the prior-year period primarily due to the significant cost overruns at the Black Bear solar project in the Renewables segment in the quarter. For the nine months ended September 30, 2022, the cost of revenues as a percentage of revenue decreased to 94.1% from 107.4% from the prior-year period. This decrease was primarily in the Electric Power segment and was attributable to ramp-up of revenues in the segment both organically and the addition of Front Line Power Construction and was partially offset by lower margins in the Renewables segment due to cost overruns in the Black Bear solar project. The Black Bear project had negative gross margins of $18.8 million and $22.2 million for the three and nine months ended September 30, 2022. At September 30, 2022, the Company had a loss provision of $3.8 million for estimated future losses on the Black Bear contract. Margin percentages will vary based upon the mix of projects including emergency response services, new crew onboarding costs, and the competitive markets in which the Company competes.

The three and nine months ended September 30, 2021 were affected by start-up costs at the Company's Orbital Power Services group, lower margin projects during the period for Orbital Solar Services and was also affected negatively by the COVID-19 pandemic and the resulting world-wide economic slowdown. Ramp-up costs included onboarding personnel, equipment and supplies in advance of projected work in order to obtain the necessary resources in a competitive market as the Company prepared for forward demand expectations. Additionally, adverse weather negatively impacted several Electric Power fixed price jobs in the first nine months of 2021.

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

During the three months ended September 30, 2022, SG&A increased $1.0 million compared to the three months ended September 30, 2021, primarily due to organic growth and the Company's 2021 and 2022 acquisitions. In the nine months ended September 30, 2022 SG&A decreased $3.7 million compared to the prior-year comparative periods. The decrease in SG&A for the nine month period was primarily due to decreased SG&A costs in the Renewables segment due to the $5.2 million restricted stock forfeiture related to a Renewables' Executive termination in Q1 2022 and higher stock-based compensation in the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2022 due to the restricted stock vesting expense recorded in 2021 on the restricted stock that was subsequently forfeited in the first quarter of 2022. Also contributing to the decreased SG&A was lower executive bonuses in Q1 2022 and a $0.3 million positive cash settled SARS mark-to-market fair value adjustment in 2022 compared to a $2.5 million mark-to-market expense in the nine months ended September 30, 2021. These decreases were partially offset by increases in SG&A in the Electric Power and Telecommunications segments primarily due to organic growth and the Company's 2021 and 2022 acquisitions.

Impairments of goodwill and intangible assets

The Company recorded $100.3 million of impairments of goodwill and intangible assets in the three and nine months ended September 30, 2022 due to an additional 25-percent drop in the Company's stock price between June 30, 2022 and September 30, 2022, that caused an overall further decrease in the Company's market capitalization. Additional triggering events included the significant loss in the Renewables segment in the third quarter of 2022, interest rate increases and limitations on accessing capital, which raised substantial doubt regarding the Company’s ability to continue as a going concern. See Note 1 for more information on goodwill and goodwill impairments.

Restructuring Costs

In September 2022, the Company fully impaired its finance lease equipment related to the Eclipse Foundation Group in the Electric Power segment, which was integrated by Front Line Power. These pieces of equipment are drilling specific and at this time, the Company does not plan to use the equipment for the remaining term of the leases. As these leases are non-cancelable and do not include a sub-leasing option, the full finance lease assets related to Eclipse have been removed from the balance sheet and an equal impairment has been recognized in the amount of $4.5 million. Future payments related to these leases will be approximately $5.2 million paid through June 2026.

Depreciation and Amortization

(dollars in thousands)

	For the Three Months Ended
Depreciation and amortization expense by Segment	September 30,
	2022	2021	$ Change	% Change
Electric Power	$6,975	$1,095	$5,880	537.0%
Telecommunications	1,315	774	541	69.9%
Renewables	608	614	(6)	(1.0)%
Other	16	416	(400)	(96.2)%
Total depreciation and amortization	$8,914	$2,899	$6,015	207.5%

	For the Nine Months Ended
Depreciation and amortization by Segment	September 30,
	2022	2021	$ Change	% Change
Electric Power	$21,445	$1,944	$19,501	1003.1%
Telecommunications	3,582	1,389	2,193	157.9%
Renewables	1,825	2,319	(494)	(21.3)%
Other	47	1,281	(1,234)	(96.3)%
Total depreciation and amortization	$26,899	$6,933	$19,966	288.0%

Depreciation and amortization expenses are associated with depreciation on leasehold improvements, furniture, equipment, vehicles, and amortization of intangible assets over the estimated useful lives of the related assets.

Depreciation and amortization expense in the three and nine months ended September 30, 2022, were up compared to the three and nine months ended September 30, 2021, primarily due to additional amortization in the Electric Power and Telecommunication segments from acquisition intangibles that were acquired in the second, third and fourth quarter of 2021 and depreciation of equipment used by Orbital Power Services which had been ramping up their capital expenditures as more crews were added.

Gain (loss) on Extinguishment of debt

Loss on extinguishment of debt in the three and nine months ended September 30, 2022, was $1.1 million and $29.4 million, respectively.  The loss included $26.2 million related to loan modifications on the Company's seller financed debt with the sellers of Front Line Power Construction recorded in the first two quarters of the year and approximately $1.1 million and 2.7 million loss on extinguishment in the three and nine months ended September 30, 2022, related to the payment of certain loans with stock-based payments for which the stock was issued at a discount to the stock's fair value. The loss on extinguishment on the seller financed debt was primarily related to financial instruments included in the first quarter 2022 loan modification. The loss on extinguishment also included $0.5 million from the paydown of two non-recourse agreements with C6 in the second quarter of 2022.

Gain on extinguishment of debt in the three and nine months ended September 30, 2021 of $0.7 million and $1.6 million was due to the forgiveness by the U.S. government of certain payroll protection loans in the three months ended September 30, 2021, partially offset by the loss on the extinguishment of debt due to the amendment to remove the convertible equity feature of its convertible debt and the earlier paydown of two non-recourse agreements with C6 during the nine months ended September 30, 2021.

Loss on financial instruments

Loss on financial instruments Include mark to market adjustment on financial instrument related to Syndicated debt in the amount of $4.4 million, $13.3 million related to the financial instrument embedded in the Front Line seller notes and $0.2 million related to the Company's prepaid advance agreement. See Note 12 for more information on these financial instruments.

Other Income (Expense), net

(dollars in thousands)

	For the Three Months Ended
Other Income (Expense), net	September 30,
	2022	2021	$ Change	% Change
Foreign exchange gain (loss)	$34	$(380)	$414	(108.9)%
Interest income	20	82	(62)	(75.6)%
Rental income	129	129	—	0.0%
Liquidated damages on debt	(1,194)	—	(1,194)	100.0%
Other, net	(117)	(34)	(83)	244.1%
Total Other income (expense)	$(1,128)	$(203)	$(925)	455.7%

	For the Nine Months Ended
Other Income (Expense), net	September 30,
	2022	2021	$ Change	% Change
Foreign exchange loss	$(7)	$(241)	$234	(97.1)%
Interest income	118	245	(127)	(51.8)%
Rental income	488	372	116	31.2%
Liquidated damages on debt	(2,271)	—	(2,271)	100.0%
Other, net	(162)	(6)	(156)	2600.0%
Total Other income (expense)	$(1,834)	$370	$(2,204)	(595.7)%

Other income (expense) changes contributing to increased expenses were liquidated damages incurred on the Company's investor held debt and less favorable foreign currency affects in 2022 compared to 2021. Losses were offset by greater rental income in the year-to-date period.

Interest Expense

For the three and nine months ended September 30, 2022, the Company incurred interest expense of $9.7 million and $27.6 million, respectively, compared to interest for the three and nine months ended September 30, 2021, of $1.3 million and $3.1 million, respectively. The increase in interest expense in 2022 is related to the increase in notes payable outstanding in the three and nine months ended September 30, 2022, compared to the three and nine months ended September 30, 2021, primarily related to the Front Line Power Construction acquisition. Also contributing to the increase is the increase in the variable rate on the Company's $104.5 million Syndicated debt that increased from 13.50% at inception to 15.45% at September 30, 2022.

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

For additional analysis, see Note 14, "Income Taxes," of the condensed consolidated financial statements in Part I - Item I, "Financial Statements."

Liquidity and Capital Resources

Company Conditions and Sources of Liquidity

The Company has experienced net losses, cash outflows from cash used in operating activities and a decline in share value over the past years. As of and for the nine months ended September 30, 2022, the Company had an accumulated deficit of $421.4 million, loss from continuing operations of $208.3 million, and net cash used in operating activities of $13.4 million. Further, as of September 30, 2022, the Company had a working capital deficit of $118.7 million, including current maturities of debt, and cash and cash equivalents of $28.0 million available for working capital needs and planned capital asset expenditures.  As a result of the foregoing, the Company does not have sufficient liquidity and capital resources to meet its obligations and fund its operations for the twelve months following the issuance of these financial statements. These conditions raise substantial doubt regarding the Company’s ability to continue as a going concern.

The Company has plans to access additional capital to meet its obligations for the twelve months from the date these financial statements are available to be issued. Historically, the Company has raised additional equity and debt financing to fund its expansion; refer to Note 16 — Notes Payable and Line of Credit. The Company has also funded some of its capital expenditures through long-term financing with lenders and other investors as also described in further detail in Note 16 — Notes Payable and Line of Credit. Our ability to raise the additional capital is dependent on a number of factors, including, but not limited to, the market demand for our common stock, which itself is subject to a number of business risks and uncertainties, our creditworthiness and the uncertainty that we would be able to raise such additional capital at a price that is favorable to us. As of September 30, 2022, the Company has an effective S-3 shelf registration statement for the issuance of various types of securities, including common stock, preferred stock, debt securities and/or warrants in the aggregate of up to $68.8 million. In addition, although no formal agreements exist, the company has solicited interest from various lenders to potentially raise additional term debt to restructure or refinance its existing notes.

The Company plans to meet its obligations as they become due over the next twelve months by raising additional capital through equity and debt financing sources and forecasted positive cash flows generated from operations. There can be no assurance that the Company will succeed in executing these plans. If unsuccessful, the Company will not have sufficient liquidity and capital resources to repay its indebtedness when it matures, or otherwise meet its cash requirements over the next twelve months, as noted above.

General

As of September 30, 2022, the Company held cash and cash equivalents of $28.0 million and restricted cash of $0.6 million. Operations, investments, and equipment have been funded through cash on hand, the issuance of common stock authorized by its July 2020 and February 2021 S-3 filings, seller financing, and the issuance of debt and financing through the sale of future revenues. The Company filed an S-3 in February of 2021 which became effective in April 2021 for the issuance of additional stock or public debt. In April 2022, the Company issued 9,000,000 shares of common stock and pre-funded warrants to purchase up to 7,153,847 shares of Common Stock for a total raise of $21.0 million before expenses. In August of 2021, the Company opened a $4.0 million dollar line of credit to support additional funding. Major uses of cash in the first nine months of 2022 included the purchases of property and equipment, debt payments and changes in working capital. The Company continues to work to improve its short-term liquidity through management of its working capital. Long-term liquidity is expected to benefit from revenue growth and earnings through its existing operations. Overall volume growth in the Company's businesses both organically and through acquisitions are expected to benefit cash flows as well.

Cash Used in Operations

Cash used in operations of $13.4 million was a $23.5 million decrease in cash used compared to the nine-month period in 2021.

The decrease in uses of cash in the first nine months of 2022 are primarily related to higher merger and acquisition costs in the first quarter of 2021 as compared to 2022 along with company growth in 2022. Due to the large increase in revenue and associated costs both through acquisitions and organic growth, the Company was better able to cover it's fixed costs, but increased interest costs partially offset the benefits of much greater sales. Also, with the growth of the company's revenue comes increased accounts receivables and accounts payable, which outside of timing, generally have offsetting cash flow effects. In the short-term, rapid growth can have a detrimental effect on cash flows as sales on account with positive gross margins waiting to be collected exceed accounts payable not yet paid. As the Company's growth begins to moderate, overall cash used in operations will continue to improve through revenue growth associated with new customers and larger projects. The change in cash used in operating activities since December 31, 2021, exclusive of net loss, is primarily the result of the following line items: Timing of cash payments on accounts payable and accrued liabilities was a combined $36.9 million increase in cash provided by operating activities related to larger projects at Orbital Solar Services. Changes in cost in excess of billing and accounts receivable from December 31, 2021, was a combined $14.5 million use of cash for the period and reflects the greater revenue volumes in the first nine months of 2022 compared to the first nine months of 2021.

S-3 registration

The Company filed an S-3 registration statement on July 17, 2020, containing a prospectus that was effective in September 2020. The Company utilized this filing in January 2021 to issue common stock for $45 million before costs. The Company filed a new S-3 shelf registration in January 2021, which, as amended, became effective in April 2021. With this filing, Orbital Infrastructure Group may from time-to-time issue various types of securities, including common stock, preferred stock, debt securities and/or warrants, up to an aggregate amount of $150 million. The Company utilized this S-3 registration to issue additional common stock in July 2021 for $38 million before expenses. In May 2022, the Company utilized the S-3 to issue shares and prefunded warrants for $21.0 million and additional warrants with a cumulative exercise value of $21.2 million. The Company has approximately $68.8 million remaining available to issue additional securities from its shelf registration.

As the Company focuses on growing its infrastructure services market presence both organically and through strategic acquisitions, technology development, product and service line additions, and increasing Orbital’s market presence, it will fund these activities together with related operating, sales and marketing efforts for its various product and service offerings with cash on hand, and possible proceeds from future issuances of equity through the S-3 registration statement, and available debt.

Orbital Infrastructure Group may raise additional capital needed to fund the further development and marketing of its products and services as well as payment of its debt obligations.

See the section entitled Recent Sales of Unregistered Securities for a complete listing of all unregistered securities transactions.

Capital Expenditures and Investments

During the first nine months of 2022 and 2021, Orbital Infrastructure Group invested $3.7 million and $6.6 million, respectively, in property and equipment. These investments typically include additions to equipment including vehicles and equipment for powerline service and maintenance, engineering, furniture, computer equipment for office personnel, facilities improvements and other fixed assets as needed for operations. In addition, during the nine months ended September 30, 2022, the Company had collections from a notes receivable of $3.5 million related to the sale of the Company's electromechanical business in 2019.

Financing Activities

In the nine months ended September 30, 2022, the Company made cash payments on notes payable of $35.5 million and had proceeds from notes payable of $41.2 million, respectively. This compared to $19.4 million of proceeds from notes payable and $7.5 million of payments on notes payable in the nine months ended September 30, 2021. The Company also received $3.5 million in proceeds from their line of credit and made $2.0 million in payments on this line of credit in 2022 compared to $0.4 million paid in the first nine months of 2021 to close its line of credit that was acquired with the Orbital Solar Services business. In the nine months ended September 30, 2022, and 2021 the Company recorded payments on finance lease obligations of $3.8 million and $0.9 million dollars, respectively.

Recap of Liquidity and Capital Resources

At September 30, 2022, the Company had unrestricted cash and cash equivalents balances of $28.0 million of which $2.5 million is covered by insured deposit programs. At September 30, 2022, the Company had $0.6 million of restricted cash and cash equivalents balances at domestic financial institutions including $0.4 million that is covered under the FDIC insured deposits programs.

The Company had a net loss of $210.8 million and cash used in operating activities of $13.4 million during the nine months ended September 30, 2022. As of September 30, 2022, the Company's accumulated deficit was $421.4 million.

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

Investment Risk

The Company has an Investment Policy that, inter alia, provides an internal control structure that takes into consideration safety (credit risk and interest rate risk), liquidity and yield. Our Investment officers, CEO and CFO, oversee the investment portfolio and compile a quarterly analysis of the investment portfolio when applicable for internal use. In addition, the Company has an Investment Committee to administer and operate the portfolio. At September 30, 2022, the Investment Committee is comprised of C. Stephen Cochennet, Corey A. Lambrecht, Chairman, and Nicholas M. Grindstaff, CFO.

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

Evaluation of Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer (CEO) and its Chief Financial Officer (CFO), evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report. In designing and evaluating the Company’s disclosure controls and procedures, the Company’s management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Company’s management is required to apply their judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon that evaluation, the Company's management, including the CEO and the CFO, concluded that, as of September 30, 2022, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as defined in Rule 13(a)-15(f) or Rule 15d-15(f) of the Exchange Act) during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

The Company recently filed and served a federal civil complaint in the United States District Court for the Northern District of Texas – Dallas Division against the former owner of Reach Construction Group LLC (“Reach”).  The complaint alleges, among other things, misrepresentations and misconduct committed by the former owner in conjunction with the purchase and sale of Reach to Orbital Infrastructure Group, Inc.  Based on the information and evidence contained in the complaint, the Company reasonably believes that it owes no more compensation to the former owner and is seeking return of certain funds already paid and relief of certain debt and accruals currently on the balance sheet.

Item 1A. Risk Factors.

There are no material changes from Risk Factors as previously disclosed in the Company’s Form 10-K filed with the Commission on March 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. Common Stock Issued.

During the nine months ended September 30, 2022, the Company issued the following shares of common stock, which were not registered under the Securities Act. The Company relied on Section 4(2) of the Securities Act of 1933 as the basis for an exemption from registration for the following issuances.

Date of issuance	Type of issuance	Stock issuance recipient	Reason for issuance	Total no. of shares	Grant date fair value recorded at issuance and periodic vesting (in thousands)
January, April 2022	Common stock	Consultant	Services	117,320	$212
January, February, March, April, May, June, July, August, September 2022	Common stock	Institutional investor	Debt payment	14,286,090	14,048
February 2022	Common stock	1 Syndicated debt lender	Portion of original issue discount on $105 million credit facility *	54,026	—
June and September 2022	Common stock	Syndicated debt lenders	Shares issued to lenders as part of amended and restated subscription agreement	8,284,360	4,361
Total other equity transactions				22,741,796	$18,621

* These shares were issuable as of November 17, 2021 and were recorded as part of additional paid in capital prior to issuance.

Item 5. Other Information.

Cured default on syndicated debt

On November 7, 2022, The Company resolved a dispute with the Syndicated lenders whereby the Syndicated lenders deemed the Company to be in default of its credit agreement due to the Company using proceeds from Front Line Power's operations to pay down $9.5 million of the Company's working capital adjustment with the sellers of Front Line Power. As part of a consent agreement with the lenders, the Company agreed to pay the lenders in a paid-in-kind amount of $10.5 million, which was added to the Syndicated debt balance and included $1.0 million of interest calculated from the first intercompany advance that the Company made. See Exhibit 10.139 for the consent agreement.

Item 6. Exhibits.

The following exhibits are included as part of this Form 10-Q.

Exhibit No.	Description

10.136 [1]	Home Office lease dated October 5, 2022 by and between Franklin Post Oak, Ltd and Orbital Infrastructure Group, Inc.

10.137 [1]	Executive Long Term Retention Equity Award Agreement by Orbital Infrastructure Group, Inc. and William J. Clough

10.138 [1]	Executive Long Term Retention Equity Award Agreement by Orbital Infrastructure Group, Inc and James F. O'Neil

10.139 [1]	Limited Consent to Credit Agreement between Alter Domus LLC, Front Line Power Construction LLC and Orbital Infrastructure Group, Inc.

31.1 [1]	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2 [1]	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

32.1 [1]	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

32.2 [1]	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

101.INS [1]	Inline XBRL Instance Document

101.SCH [1]	Inline XBRL Taxonomy Extension Schema Document

101.CAL [1]	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF [1]	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB [1]	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE [1]	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

Footnotes to Exhibits:

1Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signed and submitted this 14th day of November 2022.

Orbital Infrastructure Group, Inc.
By:	/s/ James F. O'Neil
James F. O'Neil,
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Nicholas M. Grindstaff
Nicholas M. Grindstaff,
Chief Financial Officer
(Principal Financial Officer)