Form 10-K
period 2022-12-31
Orbital Infrastructure Group, Inc.
filed 2023-04-07
CIK 1108967

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission File Number 0-29923

_____________________________________

Orbital Infrastructure Group, Inc.

(Exact name of registrant as specified in its charter)

Texas	(1731)	84-1463284
(State or jurisdiction of	(Primary Standard Industrial	(I.R.S. Employer
incorporation or organization)	Classification Code Number)	Identification No.)

5444 Westheimer Road

Suite 1650

Houston, Texas 77056

(832) 467-1420

(Address and Telephone Number of Principal Executive Offices and Principal Place of Business)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange where registered
Common Stock, $0.001 par value.	OIG	Nasdaq Stock Market LLC

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates, based on the closing price of our common stock on the last business day of the registrant’s most recently completed fiscal second quarter (June 30, 2022), was approximately $68,232,566. Shares of common stock beneficially held by each executive officer and director as well as 10% holders as of June 30, 2022 have been excluded from this computation because these persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

As of  March 31, 2023, the registrant had 185,464,173 shares of common stock outstanding and no shares of preferred stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Item 1.  Business

Corporate Overview

Orbital Infrastructure Group, Inc. and subsidiaries (Nasdaq: OIG), formerly known as Orbital Energy Group, Inc. and CUI Global Inc., are collectively referred to as ‘‘Orbital Infrastructure Group,’’ the “Company,” or “OIG.” Orbital Infrastructure Group is a Texas corporation organized on April 21, 1998 with its principal place of business located at 5444 Westheimer Road, Suite 1650, Houston, Texas 77056. The Company is a diversified infrastructure services company serving customers in the electric power, telecommunications, and renewable markets.

In the fourth quarter of 2021, the Company's continuing operations were reclassified into three reportable segments, which include the Electric Power segment, the Telecommunications segment, and the Renewables segment. The Company’s corporate overhead activities are included in Other. Orbital Infrastructure Group has continuing operations in four countries, including the United States, Australia, Belgium and India.

In December 2021, the Company announced plans to exit its Integrated Energy Infrastructure Solutions and Services segment. Both the domestic portion of the segment, Orbital Gas Systems, North America, and the foreign segment, Orbital Gas Systems, Ltd. (Orbital-UK) were held for sale as of December 31, 2021, and considered discontinued operations.

Electric Power Segment

The Electric Power segment consists of Front Line Power Construction, LLC based in Houston, Texas and Orbital Power, Inc. based in Dallas, Texas. The segment provides comprehensive infrastructure solutions to customers in the electric power industry. Services performed by Front Line Power and Orbital Power, Inc. generally include but are not limited to the engineering, design, installation, upgrade, repair and maintenance of electric power transmission and distribution infrastructure and substation facilities as well as emergency restoration services.

Telecommunications Segment

The Telecommunications segment consists of Gibson Technical Services (GTS) along with its subsidiaries IMMCO, Inc. based in Atlanta, Georgia and Full Moon Telecom, LLC based in Florida and Coax Fiber Solutions, LLC, based in Georgia. GTS provides engineering, design, construction, and maintenance services to the broadband and wireless telecommunication industries and was acquired by the Company effective April 13, 2021. IMMCO, Inc. provides enterprise solutions to the cable and telecommunication industries and was acquired by the Company effective July 28, 2021. Full Moon Telecom, LLC provides telecommunication services including an extensive array of wireless service capabilities and was acquired by the Company effective October 22, 2021. Coax Fiber Solutions, LLC (acquired March 7, 2022), is based in Georgia. Founded in 2016, Coax Fiber Solutions is a GDOT Certified contractor specializing in Aerial Installation, directional drilling, trenching, plowing, and missile crews for telecommunications, power, gas, water, CCTV, ATMS, and traffic signal cable installation.

Renewables Segment

Orbital Solar Services, LLC (OSS), based in Raleigh, North Carolina, makes up the Renewables segment. OSS provides engineering, procurement and construction (“EPC”) services that support the development of renewable energy generation focused on utility-scale solar construction.

Discontinued Operations - Integrated Energy Infrastructure Solutions and Services

On December 28, 2021, the Board of Directors of Orbital Infrastructure Group, Inc. approved management’s recommendation for certain restructuring and cost reduction actions to strategically reposition the Company’s business. This strategy focused on building an infrastructure services company serving the electric power, telecommunications and renewable markets by disposing of two (2) of its subsidiaries.  The two subsidiaries were:

● Orbital Gas Systems, North America, Inc. (“OGSNA”);

● Orbital Gas Systems, Ltd. (“Orbital UK”).

OGSNA and Orbital UK are collectively referred to as the “Orbital Gas Subsidiaries."

The Orbital Gas Subsidiaries provide proprietary gas measurement and sampling technologies and the integration of process control and measuring/sampling systems. These legacy businesses did not fit within the Company's future strategy to build an infrastructure services company serving the electric power, telecommunications, and renewable markets. The disposition of the Orbital Gas Subsidiaries facilitated the Company’s restructuring and cost savings initiatives and were intended to realign and simplify its business structure and better position the Company for future growth and improved profitability.

Following is a description of the businesses included in discontinued operations.

Orbital Gas Systems, Ltd. (Orbital-UK) was based in Stone, Staffordshire in the United Kingdom and Orbital Gas Systems, North America, Inc. (Orbital North America), was based in Houston, Texas. The Integrated Energy Infrastructure Solutions and Services segment subsidiaries are providers of gas solutions, with more than 30 years of experience in design, installation and the commissioning of industrial gas sampling, measurement and delivery systems. Included in the U.K. is a 46,000 square foot manufacturing/administration/research and development facility. Orbital Gas Systems manufactures and delivers integrated engineering solutions and technologies including environmental monitoring, gas metering, process control, telemetry, gas sampling and BioMethane to grid solutions.

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

The Company sold a portion of the North America business in the third quarter of 2022 at approximately book value of the assets sold. Certain assets and liabilities not sold with the business were reclassified from held for sale to held and used. Remaining assets held for sale at December 31, 2022 include the VE Technology asset of the Company's North America Orbital Gas subsidiary. VE Technology is a gas sampling intellectual property, which provides a method of penetrating the gas flow without the associated vortex vibration, thereby making it a ‘‘stand-alone’’ product for thermal sensing (thermowells) and trace-element sampling.

In addition to the discontinued operations held for sale, the Company's assets held for sale also included $1.4 million of assets from Eclipse Foundation Group, which was integrated into the Front Line Power Construction, LLC in the third quarter of 2022.

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

Acquisition Strategy

Our acquisition strategy is focused on pursuing targets with profitability that is equal to or greater than that of industry peers, revenue visibility, good outlook for growth, long-standing customer relationships and entrepreneurial leaders with a proven track record in operations management. Due diligence is performed on each potential acquisition target to identify relevant synergies with our current business, along with the potential for increasing revenue, earnings and shareholder value. Our strategy is contingent on those equity and/or capital issues identified in Item 1A. Risk  Factors below.

Employees

As of December 31, 2022, Orbital Infrastructure Group, Inc., with its consolidated subsidiaries, had 1,490 employees in continuing operations and 3 employees in discontinued operations. This is an increase in total employees from the 1329 total employees reported as of December 31, 2021 in continuing operations and 111 employees in discontinued operations. As of December 31, 2022, 190 of its employees are members of the International Brotherhood of Electrical Workers or IBEW, which is a slight decrease from 203 IBEW members as of December 31, 2021. The increase in employees relates to the growth at IMMCO and GTS and the addition of Coax Fiber Solutions in 2022 partially offset by a decrease in headcount at the other entities. The Company values all of its employees and fosters a good working relationship. As the company continues to increase revenues, additional staff may be added to adequately support the business.

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

Trademark Act of 1946, as amended, and the system of international registration of trademarks governed by international treaties, the Madrid Agreement, which maintains the international register and, in several instances, direct trademark registration in foreign countries, we and our subsidiaries actively maintain up to date the following trademarks for continuing operations: Orbital Power, Inc. and IMMCO, Inc.

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

Competitive Business Conditions

The markets in which we operate are highly fragmented and highly competitive wherein Orbital Infrastructure Group competes with other contractors, from small local independent companies to large national firms, in most of the geographic markets in which we operate. Several competitors are large companies that have significant financial, technical and marketing resources. Certain barriers to entry exist in the markets in which we operate such as technical expertise, high safety rating requirements, operational experience and quality, and financial resources. From time to time, new competitors that have adequate financial resources and access to technical expertise may become a competitor in our markets. A significant portion of our revenues is currently derived from unit price or fixed price agreements with price often a primary factor in customer project awards; therefore, we could be underbid by our competitors. We believe that as demand for our services increases, customers often consider other factors in choosing a service provider, including technical expertise and experience, safety ratings, financial and operational resources, geographic presence, industry reputation and dependability, which we expect to benefit larger contractors such as us. There can be no assurance, however, that our competitors will not develop the expertise, experience and resources to provide services that are superior in both price and quality to our services, or that we will be able to maintain or enhance our competitive position. Many of our customers are able to perform their own infrastructure services similar to the work we provide. Although these companies currently outsource a significant portion of these services, there can be no assurance that they will continue to do so in the future or that they will not acquire additional in-house capabilities.

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

Risks Related to Our Business and Operations, Services, Products and Industries We Serve

There is substantial doubt about the Company’s ability to continue as a going concern and this could, among other things, materially and adversely impact our ability to obtain additional financing and the value of our common stock.
Due to the decreases in the Company’s market capitalization, the significant loss in the Renewables segment in 2022, interest rate increases and limitations on accessing capital, there is substantial doubt as to the ability of the Company to continue as a going concern. Furthermore, management may seek additional equity or debt financing, but there can be no assurance that the Company would be able to obtain additional equity or debt financing in amounts sufficient to alleviate the substantial doubt regarding the Company’s ability to continue as a going concern.

If we cannot continue as a going concern, our stockholders would likely lose most or all of their investment in us and holders of our indebtedness may also suffer material losses on their investments. Reports raising substantial doubt as to a company’s ability to continue as a going concern are generally viewed unfavorably by analysts and investors and could have a material adverse effect on the Company’s business, financial position, results of operations and liquidity.

Our cash, cash equivalents and investments could be adversely affected if the financial institutions in which we hold our cash, cash equivalents and investments fail.

We hold our cash and cash equivalents that we use to meet our working capital and operating expense needs in deposit accounts at multiple financial institutions. The balance held in these accounts may exceed the Federal Deposit Insurance Corporation (“FDIC”), standard deposit insurance limit or similar government guarantee schemes. If a financial institution in which we hold such funds fails or is subject to significant adverse conditions in the financial or credit markets, we could be subject to a risk of loss of all or a portion of such uninsured funds or be subject to a delay in accessing all or a portion of such uninsured funds. Any such loss or lack of access to these funds could adversely impact our short-term liquidity and ability to meet our operating expense obligations.

Historically, we have generated annual losses from operations, and we may need additional funding in the future.

Historically, on an annual basis, we have not generated sufficient revenues from operations to self-fund our capital and operating requirements. For the year ended 2022, we had a net loss of  $280.3 million, an accumulated deficit as of December 31, 2022 of  $487.1 million, and negative working capital of $190.5 million, which includes current maturities of long-term debt. If we are not able to generate sufficient income and cash flows from operations to fund our operations and growth plans, we may seek additional capital from equity and debt placements or corporate arrangements. Additional capital may not be available on terms favorable to us, or at all. If we raise additional funds by issuing equity securities, our stockholders may experience dilution. Debt financing, if available, may involve restrictive covenants or security interests in our assets. If we raise additional funds through collaboration arrangements with third parties, it may be necessary to relinquish some rights to technologies or products. If we are unable to raise adequate funds or generate them from operations, we may have to delay, reduce the scope of, or eliminate some or all of our growth plans or liquidate some or all of our assets.

There is no assurance we will achieve or sustain profitability.

For the year ended December 31, 2022, we had a net loss of $280.3 million. There is no assurance that we will achieve or sustain profitability. If we fail to achieve or sustain profitability, the price of our common stock could fall and our ability to raise additional capital could be adversely affected.

Acquisitions and strategic investments related to business expansion activities may not be successful and may divert our resources from our existing business activities, negatively affecting our operating results, cash flows and liquidity and may not enhance shareholder value.

Orbital Infrastructure Group has focused our business on the acquisition and development of energy infrastructure services companies including Front Line Power Construction, LLC, Gibson Technical Services, IMMCO, Inc, Full Moon Telecom, LLC., Coax Fiber Solutions, LLC. and Orbital Solar Services (formerly Reach Construction Group, LLC), and the greenfield development of Orbital Power, Inc. We may not be successful in acquiring energy infrastructure services companies that are commercially viable. We may fail to successfully develop or commercialize such services, solutions and products that we acquire. Research, development and commercialization of such acquired services, solutions and products may disproportionately divert our resources from our other business activities. Acquisitions expose us to operational challenges and risks, including the ability to profitably manage and integrate acquired operations, implement internal controls, procedures, financial reporting and accounting systems into our business. In addition, increased indebtedness, earn-out obligations and cash flow requirements may result in cash flow shortages if anticipated revenue and earnings are not realized or are delayed. Other risks for acquisitions include, among other things, the ability to retain and hire qualified personnel, costs to integrate the business and fund capital needs.

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

We cannot assure you that the indemnifications granted to Orbital Infrastructure Group, Inc. by sellers of acquired companies will be sufficient in amount, scope or duration to fully offset potential liabilities from acquired businesses which may have liabilities that we failed, or were unable, to discover during due diligence processes. Any such liabilities could have a material adverse effect on our business.

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

We utilize debt to fund our operations and acquisitions strategy, which could adversely affect our business, financial condition and results of operations or could affect our ability to access capital markets in the future. Our debt may contain restrictive covenants that may prevent Orbital Infrastructure Group from engaging in transactions that might benefit us.

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

We cannot assure that our business will generate future cash flows from operations, or that future borrowings will be available to us in an amount sufficient to enable us to meet our payment obligations and to fund other operational and liquidity needs.

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

We have a significant amount of debt and debt service requirements. As of December 31, 2022, the Company had approximately $100.5 million of outstanding long-term debt, excluding current maturities and $148.9 million of current maturities including its line of credit. A large amount of the debt includes amounts borrowed during 2021 to finance a portion of the closing consideration paid in connection with our acquisition of Front Line Power Construction, LLC. This level of debt could have significant consequences on our future operations, including:

•	making it more difficult for us to meet our payment and other obligations under our outstanding debt;
•	an event of default if we fail to comply with the financial and other restrictive covenants contained in our debt agreements, which event of default could result in an acceleration of our debt maturity and higher default-level interest rates;
•	reducing the availability of our cash flows to fund working capital, capital expenditures, acquisitions or strategic investments, and other general corporate purposes, and limiting our ability to obtain additional financing for these purposes;
•	subjecting us to the risk of increasing interest expense on variable rate indebtedness;
•	limiting our flexibility in planning for, or reacting to, and increasing our vulnerability to changes in our business, the industries in which we operate and the general economy;
•	limiting our ability to pursue business opportunities that become available to us; and
•	placing us at a competitive disadvantage compared to our competitors that have less debt or are less leveraged.

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

Some of our contracts require performance and payment bonds. If Orbital Infrastructure Group, Inc. is unable to obtain or renew the necessary bonding capacity, we may be precluded from participation in bidding for certain contracts and from certain customers. Such bonding may require Orbital Infrastructure Group to post letters of credit or other collateral in connection with the bonds, which could reduce our available capacity to support other needs. Standard terms in the surety market allow for sureties to issue bonds on a project-by-project basis. Sureties may decline to issue bonds at any time and can require additional collateral as a condition to issuing or renewing any bonds.

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

Government regulations, climate change initiatives, political and social activism each effect the industries Orbital Infrastructure Group, Inc. serves. Changes in such could result in reduced demand for our services, delays in the timing of construction projects and possible cancellation of current or planned projects. Many of our customers must comply with strict regulatory and environmental requirements along with complex permitting processes. Our energy customers are regulated by the Federal Energy Regulatory Commission (“FERC”), among others. Our utility customers are regulated by state public utility commissions. Changes to existing, or implementation of new regulations and policies could have an adverse effect on our customers resulting in reduced demand for our services. We build renewable energy infrastructure including solar and other renewable energy projects for which the development is often dependent upon federal tax credits, existing renewable portfolio standards and other incentives. Changes to those may delay or otherwise negatively affect the demand for our services and solutions.

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

The Company’s major product and service lines in 2022 and 2021 were electric power, telecommunications, and renewables. Revenues could be negatively impacted by customer budgetary spending patterns or changes to their strategic plans.

During 2022, 75% of revenues were derived from four customers, one with 27%, a second with 23%, a third with 15% and a fourth with 10% of total revenues. During  2021, 26% of revenues were derived from two customers, one with 15% and a second with 11%.

At December 31, 2022, of the gross trade accounts receivable totaling approximately $53.4 million, there were four individual customers that made up approximately 72% of the Company's total trade accounts receivable: one customer with 26%, one customer with 21%, one customer with 14% and one customer with 11%. At December 31, 2021, of the gross trade accounts receivable totaling approximately $50.2 million, there were two individual customers that made up approximately 46% of the Company's total trade accounts receivable: one customer with 30%, and one customer with 16%.

During 2022 the Company had no supplier that made up a concentration of more than 10% of purchases included in cost of revenues and in 2021, the Company had one supplier that made up 12% of purchases included in cost of revenues.

There is no assurance that we will continue to maintain all of our existing key customers or vendors in the future. Should we, for any reason, discontinue our business relationship with any one of these key customers, the impact to our revenue stream would be substantial. For additional information on our concentrations, see Note 15 – Concentrations.

A public health crisis like the novel coronavirus outbreak, or other similar pandemic, epidemic or outbreak of infectious disease, could adversely impact our business, financial condition and results of operations and acquisitions.

Certain of our suppliers and the manufacturers of certain of our products may be adversely impacted by a public health crisis. As a result, we may face delays or difficulty sourcing products and services, which could negatively affect our business and financial results. Even if we are able to find alternate sources for such products and services, they may cost more, which could adversely impact our results of operations and financial condition. If we temporarily close our locations for periods of time or if our partners temporarily close, demand for our products and services may be reduced, and our revenues, results of operations and financial condition could be materially adversely affected.

Unfavorable market conditions, market uncertainty, and/or economic downturns could reduce capital expenditures in the industries we serve.

Demand for our products, solutions and services has been, and will likely continue to be cyclical in nature. We are vulnerable to general downturns in the U.S. economy and those of the countries in which we operate. Unfavorable market conditions, market uncertainty, and/or economic downturns could have a negative effect on demand from our customers and our customers' health. During such times, our customers may not have the ability to fund capital expenditures for infrastructure due to difficulty obtaining financing when there may be limited availability of debt or equity financing. This could result in project cancellations or deferral which could materially adversely affect our results of operations, cash flows and liquidity.

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

Our backlog may be subject to cancellation and unexpected adjustments. As such, it is an uncertain indicator of future operating results. OIG’s backlog includes estimated amounts of revenue we expect to realize from future work on uncompleted contracts, revenue from change orders and renewal options, and master service agreements. Some of these may be cancellable on short or no advance notice. Backlog amounts are determined based on contract price, estimates of work to be completed under contracts taking into account historical trends, experience on similar projects and estimates of customer demand based upon communications with our customers. In the past, we have experienced postponements, cancellations and reduction in expected future work due to customers’ changing plans, market volatility, regulatory and other factors. There can be no assurance that actual results will be consistent with the estimates included in our forecasts and as such backlog as of any particular date is an uncertain indicator of future revenue and earnings.

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

We also expect competition to intensify in the future. Our future success in keeping pace with technological developments and achieving product acceptance depends upon our ability to enhance our current products, solutions, and services and to continue to develop and introduce new product, solutions and service offerings and enhanced performance features and functionality on a timely basis at competitive prices. Our inability, for technological or other reasons, to enhance, develop, introduce or deliver compelling products, solutions, and services in a timely manner, or at all, in response to changing market conditions, technologies or customer expectations, could have a material adverse effect on our operating results and growth prospects. Our ability to compete successfully will depend in large measure on our ability to maintain a technically skilled development and engineering staff and to adapt to technological changes and advances in the industry, including providing for the continued compatibility of our products solutions, and services with evolving industry standards and protocols in a competitive environment.

The industries we serve are highly competitive and subject to rapid technological and regulatory change as well as customer consolidation. Any of these could result in decreased demand for our services, solutions and products which could adversely affect our results of operations, cash flows and liquidity.

We compete with other companies in most of the markets in which we operate that range from small independent firms serving local markets to larger regional, national and international firms. Some of our customers employ in-house personnel to perform some of the services we provide. Most of our customers’ work is awarded through bid processes, and our project bids may not be successful, which could materially adversely affect our results of operations, cash flows and liquidity.

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

As of December 31, 2022, Orbital Infrastructure Group, Inc., together with its consolidated subsidiaries, had 1,490 full-time employees excluding 3 employees at our discontinued operations. We expect to experience growth in the number of our employees and the scope of our operations as we follow our growth strategy. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Also, management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. The physical expansion of our operations may lead to significant costs and may divert financial resources from other projects, such as the development of new products, solutions and services. If our management is unable to effectively manage our expected growth, our expenses may increase more than expected, our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize new products, solutions and services and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

Many of our operating units and customers are located in and around Houston, Texas and Full Moon Telecom is located in Florida. The risk of hurricanes and other natural disasters in these geographic areas are significant due to the proximity to the coast and their propensity to flood. Despite precautions taken by us and our third-party providers, a natural disaster or other unanticipated problems, at our locations or at third-party providers could cause interruptions to our operations. Any disruption resulting from these events could cause significant delays in our ability to deliver our solutions, services and products until we are able to shift our manufacturing, assembly or testing from the affected contractor(s) to another third-party vendor. We cannot assure you that alternative capacity could be obtained on favorable terms, if at all.

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

As a small company, our future success depends in a large part upon the continued service of key members of our senior management team who are critical to the overall management of Orbital Infrastructure Group, Inc. and our subsidiary companies, as well as the development of our technologies, products, solutions and service offerings, our business culture and our strategic direction. The loss of any of our management or key personnel could seriously harm our business and we do not maintain any key-person life insurance policies on the lives of these critical individuals.

If we are successful in expanding our product and customer base, we will need to add additional key personnel as our business continues to grow. If we cannot attract and retain enough qualified and skilled staff, the growth of the business may be limited. Our ability to provide services to customers and expand our business depends, in part, on our ability to attract and retain staff with professional experiences that are relevant to technology development and other functions the Company performs. Competition for personnel with these skills is intense. We may not be able to recruit or retain the caliber of staff required to carry out essential functions at the pace necessary to sustain or expand our business. Skilled resources in the industries we serve are in high demand, and labor rates may increase in the future, potentially negatively impacting the profitability of our services.

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

From time to time, we are subject to various claims, lawsuits and other legal proceedings brought or threatened against us in the ordinary course of our business. These actions and proceedings may seek, among other things, compensation for alleged personal injury, workers’ compensation, employment discrimination and other employment-related damages, breach of contract, property damage, environmental liabilities, liquidated damages, consequential damages, punitive damages and civil penalties or other losses, or injunctive or declaratory relief. We may also be subject to litigation in the normal course of business involving allegations of violations of the Fair Labor Standards Act and state wage and hour laws. In addition, we generally indemnify our customers for claims related to the services we provide and actions we take under our contracts, and, in some instances, we may be allocated risk through our contract terms for actions by our joint venture partners, customers or other third parties.

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

The California Consumer Privacy Act (“CCPA”) created new consumer rights relating to the access to, deletion of, and sharing of personal information that is collected by businesses. Costs to comply with and implement these privacy-related and data protection measures could be significant. In addition, even our inadvertent failure to comply with federal, state, or international privacy-related or data protection laws and regulations could result in proceedings against us by governmental entities or others. Any inability to adequately address privacy concerns, even if unfounded, or to comply with the more complex privacy or data protection laws, regulations and privacy standards, could lead to significant financial penalties, which may result in a material and adverse effect on our results of operations.

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

We are subject to extensive tax liabilities imposed by multiple jurisdictions, including income taxes, indirect taxes (excise/duty, sales/use, gross receipts, and value-added taxes), payroll taxes, franchise taxes, withholding taxes, and ad valorem taxes. New tax laws, treaties and regulations and changes in existing tax laws, treaties and regulations are continuously being enacted or proposed, and significant changes could result from the change in control of the U.S. Congress in 2023, all of which can result in significant changes to the tax rate on our earnings and have a material impact on our earnings and cash flows from operations. Since future changes to federal and state tax legislation and regulations are unknown, we cannot predict the ultimate impact such changes may have on our business.

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

Our common stock trades on the Nasdaq Stock Market. There can be no assurance, however, that the trading market for our common stock will be robust. A limited trading market for our common stock may cause fluctuations in the market value of our common stock to be exaggerated, leading to price volatility in excess of that which would occur in a more active trading market for our common stock. The trading price of our common stock has been volatile and could continue to be subject to wide fluctuations in response to various factors, some of which are beyond our control. During calendar year 2022, our common stock traded at a low of $0.16 and a high of $2.36.

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

As a result of this volatility, our securities could experience rapid and substantial decreases in price.

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

Our common stock is currently traded on the Nasdaq Stock Market under the trading symbol ‘‘OIG.’’ Our shares of common stock are thinly traded. Due to the illiquidity, the market price may not accurately reflect our relative value. There can be no assurance that there will be an active market for our shares of common stock either now or in the future. Because our common stock is thinly traded, a large block of shares traded can lead to a dramatic fluctuation in the share price and investors may not be able to liquidate their investment in us at all or at a price that reflects the value of the business.

Nasdaq may delist our common stock from its exchange which could limit your ability to make transactions in our securities and subject us to additional trading restrictions.

On July 19, 2022, Nasdaq notified the Company that the bid price of our common stock had closed at less than $1 per share over the previous 30 consecutive business days, and, as a result, did not comply with Listing Rule 5550(a)(2) (the “Rule”). In accordance with Listing Rule 5810(c)(3)(A), the Company was provided 180 calendar days, or until January 16, 2023, to regain compliance with the Rule.

On January 18, 2023, Nasdaq staff notified the Company it has not regained compliance with the Rule and is not eligible for a second 180-day extension and therefore subject to delisting unless the Company requests an appeal of this determination.

The Company has appealed the staff’s determination to a Nasdaq Panel, which will stay the suspension of the Company’s common stock. The appeal hearing was held on March 9, 2023. On March 22, 2023, the Company received a written decision from the Panel granting its request for continued listing on Nasdaq, subject to the condition that, on May 5, 2023, the Company will have demonstrated compliance with the Bid Price Requirement, as set forth in Listing Rule 5550(a)(2), by evidencing a closing price of $1.00 or more per share for a minimum of 10 consecutive trading days. The Panel noted that the Company should be afforded time to implement its compliance plan in light of the fact that the Company has already initiated the process to complete the reverse split, subject to shareholder approval via a proxy vote, and given the short duration of the exception period requested. The Notice does not have an immediate effect on the listing of our common stock, and our common stock will continue to trade on the Nasdaq Stock Market under the symbol “OIG.” Under Nasdaq Listing Rule 5810(c)(3)(A), if during the 180 calendar day period following the date of the Notice (the “Compliance Period”), the closing bid price of our common stock has a closing stock price at or above $1.00 for a minimum of 10 consecutive business days, we would regain compliance with the Minimum Bid Price Requirement and our common stock would continue to be eligible for listing on the Nasdaq Stock Market, absent noncompliance with any other requirement for continued listing. If we do not regain compliance with the Minimum Bid Price Requirement by the end of the Compliance Period as extended, the Company’s common stock would be subject to delisting. If this were to happen, we would monitor the closing bid price of our common stock and may, if appropriate, consider implementing available options to regain compliance with the Minimum Bid Price Requirement under the Nasdaq Listing Rules.

On December 28, 2022, the Company received a second notification letter (the “Notice”) from the Listing Qualifications Department of Nasdaq indicating that the Company is not in compliance with the minimum market value of listed securities (“MVLS”) requirement for continued listing set forth in Nasdaq Listing Rule 5550(b)(2). Nasdaq Listing Rule 5550(b)(2) requires listed securities to maintain a minimum MVLS of $35 million and Listing Rule 5810(c)(3)(C) provides that a failure to meet the minimum MVLS requirement exists if the deficiency continues for a period of 30 consecutive business days.

In accordance with Nasdaq Listing Rule 5810(c)(3)(C), the Company has 180 calendar days, or until June 26, 2023, to regain compliance. If at any time before June 26, 2023, the Company’s MVLS closes at or above $35 million for a minimum of 10 consecutive business days, Nasdaq will provide written notification that the Company has achieved compliance with the minimum MVLS requirement, and the matter will be resolved.

If the Company does not regain compliance or meet the alternative standards during the compliance period ending June 26, 2023, Nasdaq will provide written notification that the Common Stock will be subject to delisting. The Company would then be entitled to appeal that determination to a Nasdaq hearings panel. There can be no assurance that the Company will regain compliance with the minimum MVLS requirement during the 180-day compliance period.

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

Our Articles of Incorporation limit director liability, thereby making it difficult to bring any action against them for breach of fiduciary duty.

Orbital Infrastructure Group, Inc. is a Texas corporation. As permitted by Texas law, the Company’s Articles of Incorporation limits the liability of directors to Orbital Infrastructure Group, Inc. or its stockholders for monetary damages for breach of a director’s fiduciary duty, with certain exceptions. These provisions may discourage stockholders from bringing suit against a director for breach of fiduciary duty and may reduce the likelihood of derivative litigation brought by stockholders on behalf of the Company against a director.

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

Item 1B. Unresolved Staff Comments

None.

Item 2.  Properties

In 2022, the Company signed a new office lease in Houston Texas which is considered the headquarters of OIG. This space totals approximately 4,918 square feet. Its lease expires in 2026.

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

In July 2021, the Company acquired IMMCO, Inc, which is a subsidiary of Gibson Technical Services, LLC and which shares office space with GTS in Atlanta, GA. IMMCO also has 20,648 square feet of office space in Kochi India that expire in 2023, 2026 and 2036.

In October 2021, the Company acquired Full Moon, Telecom, LLC, which runs remotely and thus has no properties associated with it.

In November 2021, the Company acquired Front Line Power Construction, LLC, which leases two industrial/office type buildings that total approximately 55 thousand square feet along with the surrounding six acres in the greater Houston area of Rosharon, Texas. These leases expire in 2024 and 2025.

In April 2020, the Company sublets 3,358 square feet of office space in Irving, Texas for corporate support services and Orbital Power, Inc. office personnel; the lease runs through 2023. Orbital Power, Inc. also maintains an equipment yard in Sherman, Texas that houses equipment primarily for Orbital Power, Inc. for which the lease runs until 2023.

With the acquisition of Orbital Solar (formerly Reach Construction Group, LLC), the Company leases office space in Raleigh, North Carolina which includes approximately 460 feet of office space and runs through 2024. Orbital Solar also leases 230 feet of office space in Phoenix, Arizona, also expiring in 2024.

The Company leases office and warehouse space in Tualatin, Oregon, which was its former headquarters and now sublets to outside parties. In addition, the Company leases office space in Lake Oswego, Oregon that is comprised of 1,763 feet and expires in 2027.

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

In the first quarter of 2022, the Company filed and served a federal civil complaint in the United States District Court for the Northern District of Texas – Dallas Division against the former owner of Reach Construction Group LLC (“Reach”).  The complaint alleges, among other things, misrepresentations and misconduct committed by the former owner in conjunction with the purchase and sale of Reach to Orbital Infrastructure Group, Inc. Based on the information and evidence contained in the complaint, the Company reasonably believes that it owes no more compensation to the former owner and is seeking return of certain funds already paid and relief of certain debt and accruals currently on the balance sheet.

The Company and its subsidiary, OSS, are also involved in a contract dispute with Jingoli Power (“Jingoli”) regarding the Joint Venture between Jingoli and OSS for construction of the Black Bear and Happy - Lightsource BP Projects.  The Company contends that Jingoli unjustifiably and without proper authority took over management and control of the two projects and that, as a direct result of Jingoli’s mismanagement, the projects have suffered significant losses. The Company has disclosed and accrued losses including liquidated damages for both projects and is currently pursuing its contractual remedies to collect on losses from Jingoli.

Item 4.  Mine Safety Disclosure

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Description of Securities

The Company’s common stock is traded on The Nasdaq Stock Market under the trading symbol ‘‘OIG.’’ The Company currently has authorized 325,000,000 common shares, par value $0.001 per share, and as of December 31, 2022, the Company’s issued and outstanding shares consisted of 157,884,024 shares of common stock issued and 157,530,961 shares outstanding of which 145,347,136 shares are freely tradable without restriction or limitation under the Securities Act. As of December 31, 2022, the Company had in excess of 3,000 beneficial holders of our common stock and in excess of 2,300 stockholders of record. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees.

The holders of Common Stock are entitled to one vote per share and do not have cumulative voting rights. Holders of the Company’s Common Stock do not have any pre-emptive or other rights to subscribe for or purchase additional shares of capital stock and no conversion rights, redemption or sinking-fund provisions.

Market Value

The Company’s common stock is traded on the Nasdaq Stock Market under the trading symbol ‘‘OIG.’’ The following table sets forth the high and low sales prices of our Common Stock on the Nasdaq during each quarter of the two most recent years.

	High	Low
2022
First Quarter	$2.36	$1.23
Second Quarter	1.77	0.63
Third Quarter	1.15	0.47
Fourth Quarter	0.50	0.16
2021
First Quarter	$9.86	$2.08
Second Quarter	7.64	2.91
Third Quarter	4.66	2.92
Fourth Quarter	3.07	2.15

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

Common Stock Reserved for Future Issuances

Set forth below is a summary of the outstanding securities, transactions and agreements, which relate to 197,887 shares of common stock the Company is required to reserve for potential future issuances.

•

197,887 common shares reserved for outstanding options issued under our Equity Compensation Plans.

As of December 31, 2022, there were reserved for issuance an aggregate of 197,887 shares of common stock for options outstanding under the Company’s 2008 Equity Incentive Plan and the Company’s 2009 Equity Incentive Plan (Executive).

At the 2020 Annual Meeting of Shareholders, the Company’s shareholders approved the Orbital Infrastructure Group 2020 Incentive Award Plan and authorized a share limit of 2,000,000 shares. This limit was increased to a total of 5,000,000 shares at the 2021 Annual Meeting of Shareholders. The authorization was increased by an additional 5,000,000 shares in 2022. This Plan replaced the 2008 and 2009 Equity Incentive Plan, which had expired. As of December 31, 2022 there are 3,039,900 remaining shares available to grant under the 2020 Incentive Award Plan. See Note 10 Stockholders' Equity for more information on the Company's 2020 Incentive Award Plan.

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

 2022 Sales of Unregistered Securities

Common Stock Issued During 2022

(Dollars in thousands)
Dates of issuance	Type of issuance	Stock issuance recipient	Reason for issuance	Total no. of shares	Fair value recorded at issuance
January, April 2022	Common stock	Consult	Services	117,320	$212

January, February, March, April, May, June, July, August, September, October, November, December 2022	Common stock	Institutional investor	Debt payment	20,297,993	15,936

February 2022	Common stock	1 Syndicated debt lender	Portion of original issue discount on $105 million credit facility*	54,026	—

June, September, November and December 2022	Common stock	Syndicated debt lenders	Shares issued to lenders as part of amended and restated subscription agreement	24,909,425	7,667

Total 2022 other equity transactions				45,378,764	$23,815

*These shares were issuable as of November 17th, 2021, and were recorded as part of additional paid in capital prior to issuance.

 2021 Sales of Unregistered Securities

Common Stock Issued During 2021

(Dollars in thousands)
Dates of issuance	Type of issuance	Stock issuance recipient	Reason for issuance	Total no. of shares	Fair value recorded at issuance

February, June, July, August, and October 2021	Common stock	Four consultants	Services	251,537	$1,161

April and June 2021	Common stock	Various GTS sellers	GTS acquisition	5,929,267	16,932

July 2021	Common stock	Various IMMCO sellers	IMMCO acquisition	874,317	2,024

July, August, September, October, November and December 2021	Common stock	Various	Debt payment	3,082,299	8,971

October 2021	Common stock	2 sellers	Full Moon Telecom acquisition	227,974	368

November 2021	Common stock	2 sellers	Front Line Power acquisition	11,622,018	17,612

November 2021	Common stock	4 lenders	Portion of original issue discount on $105 million credit facility	1,636,651	3,813

Total 2021 other equity transactions				23,624,063	$50,881

 Shares Eligible for Future Sale

As of December 31, 2022, we had outstanding 157,530,961 shares of common stock. Of these shares, 145,347,136 shares are freely tradable without restriction or limitation under the Securities Act.

The 12,183,825 shares of common stock held by existing stockholders as of December 31, 2022 that are ‘‘restricted’’ within the meaning of Rule 144 adopted under the Securities Act (the ‘‘Restricted Shares’’), may not be sold unless they are registered under the Securities Act or sold pursuant to an exemption from registration, such as the exemption provided by Rule 144 promulgated under the Securities Act. The Restricted Shares were issued and sold by us in private transactions in reliance upon exemptions from registration under the Securities Act.

 Item 6. Reserved

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Important Note about Forward-Looking Statements

The following discussion and analysis should be read in conjunction with our audited consolidated financial statements as of December 31, 2022 and notes thereto included in this document and our unaudited 10-Q filings for the first three quarters of 2022 and the notes thereto. In addition to historical information, the following discussion and other parts of this Form 10-K contain forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by such forward-looking information due to factors discussed elsewhere in this Form 10-K.

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

Overview

Orbital Infrastructure Group, Inc. is a Texas corporation organized on April 21, 1998. The Company’s principal place of business is located at 5444 Westheimer Road Suite 1650 Houston, Texas 77056. Orbital Infrastructure Group is a holding company dedicated to maximizing stockholder value through the acquisition and development of infrastructure services contractors. Through its subsidiaries, Orbital Infrastructure Group has built a diversified portfolio of industry leading infrastructure service providers that touch many markets. The Company's reportable segments are the Electric Power segment, the Telecommunications segment, and the Renewables segment.

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

Fair Value of Estimates in Business Combination Accounting and Goodwill and Indefinite Lived Assets

The Company accounts for business combinations under the acquisition method of accounting in accordance with ASC 805, ‘‘Business Combinations,’’ where the total purchase price is allocated to the tangible and identified intangible assets acquired and liabilities assumed based on their estimated fair values. The purchase price is allocated using the information currently available, and may be adjusted, up to one year from acquisition date, after obtaining more information regarding, among other things, asset valuations, liabilities assumed and revisions to preliminary estimates if they were known or knowable at the acquisition date. The purchase price in excess of the fair value of the tangible and identified intangible assets acquired less liabilities assumed is recognized as goodwill. At December 31, 2022, the Company has four operating segments (Front Line Power, Orbital Power Inc., Gibson Technical Services, and Orbital Solar Services) comprised of eight reporting units with Gibson Technical Services, IMMCO, Inc, Full Moon Telecom, LLC and Coax Fiber Solutions consolidating into one operating segment called Gibson Technical Services, and Eclipse Foundation is combined with Front Line Power. Goodwill is recognized at the operating segment level. At December 31, 2022, all remaining goodwill is at the Orbital Solar Services operating segment as goodwill at Front Line Power Construction, LLC and Gibson Technical Service was fully impaired in Q3 2022.

Upon acquisition of Coax Fiber Solutions (CFS), the Company recorded $1.5 million of goodwill. Factors that contributed to the Company’s goodwill in CFS include the company's specialized knowledge and experience in Aerial Installation, directional drilling, trenching, plowing, and missile crews for telecommunications, power, gas, water, CCTV, ATMS, and traffic signal cable installation which will add synergies with customers in the telecommunication market.

Upon acquisition of Front Line Power Construction, LLC, the Company recorded $70.2 million of goodwill. Goodwill was valued as of November 17, 2021 by a third-party valuation expert and was recorded following the recognition of Front Line Power Construction’s tangible assets and liabilities and $108.2 million of finite- and indefinite-lived identifiable intangible assets. Factors that contributed to the Company’s goodwill at Front Line Power Construction included the strong leadership of Kurt Johnson, Front Line Power Construction’s Founder and CEO, along with the skills and expertise brought by his team. Front Line Power Construction’s team provides synergies with Orbital Power Inc. that have added momentum to the comprehensive range of solutions by OIG’s Electric Power Segment.

Upon acquisition of Full Moon Telecom, LLC, the Company recorded $0.8 million of goodwill. Goodwill was valued as of October 22, 2021, by a third-party valuation expert and was recorded following the recognition of Full Moon Telecom’s tangible assets and liabilities and $0.4 million of finite- and indefinite-lived identifiable intangible assets. Factors that contributed to the Company’s goodwill in Full Moon Telecom, LLC, included the highly skilled and technically competent workforce at Full Moon. This workforce when combined with Gibson Technical Services and IMMCO provides synergies that increase the unique portfolio of services provided to their customers and further penetrates the telecommunications market.

Upon acquisition of IMMCO, Inc., and after recording a working capital adjustment, the Company recorded $11.1 million of goodwill. Goodwill was valued as of July 28, 2021 by a third-party valuation expert and was recorded following the recognition of IMMCO Inc.’s tangible assets and liabilities and $6.4 million of finite- and -indefinite-lived identifiable intangible assets. Factors that contributed to the Company’s goodwill at IMMCO include the significant synergies added to the Company’s telecommunications segment by expanding the depth and breadth of the customer solutions provided.

Upon acquisition of Gibson Technical Services, the Company recorded $12.3 million of goodwill. Goodwill was valued as of April 13, 2021 by a third-party valuation expert and was recorded following the recognition of Gibson Technical Services’ tangible assets and liabilities and $22.8 million of finite- and indefinite-lived identifiable intangible assets. Factors that contributed to the Company’s goodwill in Gibson Technical Services (GTS) include GTS’s sterling reputation within the telecommunications industry, which when combined with the Company’s resources, provides the Company the solid platform that has helped OIG penetrate the telecommunications market and build upon to create synergies with current and future acquisitions.

During the three months ended June 30, 2022, the Company performed its annual impairment testing as of May 31, 2022, which included a quantitative analysis to determine whether the carrying value, including goodwill, exceeded the fair value for each reporting unit. Fair values of the reporting units were determined based on applying a combination of the discounted cash flow method (i.e., income approach) as well as a market approach. Significant assumptions included estimates of future cash flows, discount rates, and market information for comparable companies. The review of goodwill determined that the fair value of each of the reporting units exceeded the carrying value and thus no impairment was necessary during the quarter ended June 30, 2022.

The Company performed a second goodwill impairment analysis as of June 30, 2022 due to a 42-percent drop in the Company's stock price between May 31, 2022 and June 30, 2022, that caused an overall decrease in the Company’s market capitalization. We performed the interim impairment tests consistent with our approach for annual impairment testing, including similar models, inputs, and assumptions. As a result of the interim impairment testing, no impairment was identified as of June 30, 2022.

During the third quarter of 2022, triggering events were identified which led to performing interim goodwill and intangibles impairment testing of our reporting units as of September 30, 2022. These events included a further decrease in the Company's market capitalization, the significant loss in the Renewables segment in the third quarter of 2022, interest rate increases and limitations on accessing capital, which raised substantial doubt regarding the Company’s ability to continue as a going concern. The fair value for our reporting units for the interim testing was valued using a market approach.

The impairment assessment resulted in a conclusion that goodwill in the Electric Power and Telecommunications reporting units was impaired by $70.2 million and $25.8 million, respectively, during the three months ended September 30, 2022. The impairment assessment concluded that the fair value of the Renewables reporting unit was in excess of its carrying amount, which was negative. At December 31, 2022, all remaining goodwill is at the Orbital Solar Services operating segment as goodwill at Front Line Power Construction, LLC and Gibson Technical Service was fully impaired in Q3 2022.

During the three months ended June 30, 2022, the Company also performed an annual impairment analysis for Indefinite-lived intangible assets, which included a quantitative analysis to determine if carrying value exceeded the fair value for each asset. Fair values of the Indefinite-lived intangible assets were determined using the relief from royalty method, which included assumptions related to revenue growth rates, royalty rates, and discount rates. As a result of the annual impairment test, no impairment was identified as of June 30, 2022.

During the third quarter of 2022, an additional impairment analysis was performed over the Indefinite-lived intangible assets due to the triggering events mentioned above. As a result of the interim impairment testing, no impairment was identified as of September 30, 2022. In the fourth quarter of 2022, triggering events were identified which led to performing an additional Indefinite-lived intangibles impairment test.  These events included a further decrease in the Company's market capitalization, the significant loss in the Renewables segment, interest rate increases and limitations on accessing capital, which raised substantial doubt regarding the Company's ability to continue as a going concern.  The Company's intangible assets were valued using a relief from royalties method which resulted in impairment. For the year ended December 31, 2022, management concluded that Indefinite-lived intangibles were impaired by $9.3 million dollars primarily attributable to the Front Line and GTS trade names.

Revenue Recognition

The Electric Power segment provides full service building, maintenance and support to the electrical power distribution, transmission, substation, and emergency response sectors of North America through Front Line Power, and Orbital Power Services. The Telecommunications segment composed of Gibson Technical Services and subsidiaries provides technical implementation, design, maintenance, emergency and repair support services in the broadband, wireless, and outside plant and building technologies.  The Renewables segment, Orbital Solar Services, provides engineering, procurement and construction (“EPC”) services that support the development of renewable energy generation focused on utility scale solar and community solar construction.

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

For certain types of over time revenue jobs, the Company utilizes the right-to-invoice practical expedient. In these instances, we have a right to invoice the customer for an amount that corresponds directly with the value transferred to the customer for our performance completed to date. When this practical expedient is used, we recognize revenue based on billing and calculate any additional revenue earned that is unbilled at the period end. We have contracts which have payment terms dictated by daily or hourly rates where some contracts may have mixed pricing terms which include a fixed fee portion. For contracts in which we charge the customer a fixed rate based on the time or materials spent during the project, we recognize revenue in the amount to which we have the right to invoice, which corresponds to the value transferred to the customer.

For any job where the customer does not simultaneously receive and consume the benefits of our performance as we perform the service, the timing of revenue recognition also depends on the payment terms of the contract. For those contracts for which we have a right to payment for performance completed to date at all times throughout our performance, inclusive of a cancellation, we recognize revenue over time. As discussed above, these performance obligations use a cost-to-cost input method or output method to measure our progress towards complete satisfaction of the performance obligation as we believe it best depicts the transfer of control to the customer. However, for those contracts for which we do not have a right, at all times, to payment for performance completed to date and we are not enhancing a customer-controlled asset, we recognize revenue at the point in time when control is transferred to the customer.

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

Variable Consideration

The nature of our contracts gives rise to several types of variable consideration. In rare instances, we include in our contract estimates, additional revenue for submitted contract modifications or claims against the customer when we believe we have an enforceable right to the modification or claim, the amount can be estimated reliably and its realization is probable. In evaluating these criteria, we consider the contractual/legal basis for the claim, the cause of any additional costs incurred, the reasonableness of those costs and the objective evidence available to support the claim.  These amounts are included in our calculation of net revenue recorded for our contracts and the associated remaining performance obligations. Additionally, if the contract has a provision for liquidated damages in the event the Company misses a timing target, or fails to meet any other contract benchmarks, the Company accounts for those estimated liquidated damages as variable consideration and will adjust revenue accordingly with periodic updates to the estimated variable consideration as the job progresses. Liquidated damages are recognized as variable consideration only when the Company estimates that they will be a factor in the performance of the contract.

Two large solar projects have liquidated damages included within their customer contract which reduce their total contract values. In the event of a delay in the achievement of project milestones, the contracts specify the dollar amount of delay damages owed each day past the agreed upon milestone date. These delay liquidated damages are capped at 15% of the project contract price. During Q4 2022, the estimated completion dates on these two large solar projects were pushed passed milestone due dates in which the Company is contractually obligated to meet. As a result of these delays, the Company recorded liquidated damages as variable consideration, reducing the contract price on these two projects by a total of $17.1 million in 2022. This reduction in contract price along with additional estimated costs to complete the project resulted in a catch-up adjustment to reduce revenue recorded year-to-date by $21.4 million dollars. The customer on these two solar projects has the right to invoice for any liquidated damages on one of these projects, but as of March 31, 2023, has not yet sent an invoice for liquidated damages. Although the Company accrued for these liquidated damages in 2022, there is a possibility that some or all of the $17.1 million in liquidated damages could be reversed in future years if the customer does not invoice for these damages or if a legal settlement is reached.

In contracts where there are timing differences between when we transfer a promised good or service to the customer and when the customer pays for that good or service, we have determined that, our contracts do not include a significant financing component.

Liquidity and Capital Resources

Company Conditions and Sources of Liquidity

The Company has experienced net losses, cash outflows from cash used in operating activities and a decline in share value over the past years. As of and for the year ended December 31, 2022, the Company had an accumulated deficit of $487.1 million, loss from continuing operations of $277.9 million, and net cash used in operating activities of $19.6 million. Further, as of December 31, 2022, the Company had a working capital deficit of $190.5 million, including current maturities of debt, and cash and cash equivalents of $21.5 million available for working capital needs and planned capital asset expenditures.  As a result of the foregoing, the Company does not have sufficient liquidity and capital resources to meet its obligations and fund its operations for the twelve months following the issuance of these financial statements. These conditions raise substantial doubt regarding the Company’s ability to continue as a going concern.

The Company has plans to access additional capital to meet its obligations for the twelve months from the date these financial statements are available to be issued. Historically, the Company has raised additional equity and debt financing to fund its expansion; refer to Note 7 — Notes Payable and Note 8 — Line of Credit. The Company has also funded some of its capital expenditures through long-term financing with lenders and other investors as also described in further detail in Note 7 — Notes Payable and Note 8 — Line of Credit. Our ability to raise the additional capital is dependent on a number of factors, including, but not limited to, the market demand for our common stock, which itself is subject to a number of business risks and uncertainties, our creditworthiness and the uncertainty that we would be able to raise such additional capital at a price that is favorable to us. As of December 31, 2022, the Company has an effective S-3 shelf registration statement for the issuance of various types of securities, including common stock, preferred stock, debt securities and/or warrants in the aggregate of up to $65.9 million. In addition, although no formal agreements exist, the company has solicited interest from various lenders to potentially raise additional term debt to restructure or refinance its existing notes.

There can be no assurance that the Company will succeed in executing these plans. If unsuccessful, the Company will not have sufficient liquidity and capital resources to repay its indebtedness when it matures, or otherwise meet its cash requirements over the next twelve months, as noted above.

Cash used in Operations

Cash used in operations was approximately $19.6 million during the year ended December 31, 2022 compared to a $45.7 million use of cash in 2021. This was a decrease in the use of cash from operations of approximately $26.1 million from the year ended December 31, 2021. Overall, the change in cash used in operations is primarily the result of the loss from continuing operations, net of income taxes in 2022 and changes in assets and liabilities.

Decreased uses of cash in 2022 relate to improved cash flows in the Electric Power segment provided in large part by a full year of operations from Front Line Power. The Company believes that revenue generated by recent Telecommunications and Electric Power acquisitions will continue to improve cash flow from operating activities. The Company believes overall cash used in operations will improve through revenue growth associated with new customers and larger projects.

During 2022, in addition to the Company's net loss after non-cash items, significant factors affecting cash used in operating activities included the change in retainage receivables, trade accounts payable, accrued liabilities, and changes in contract liabilities. and contract assets. The change in retainage receivables accounted for a $7.0 million use of cash in operating activities and was due to increased retainage receivables balances from the Renewables segment. Trade accounts payable increased $30.3 million primarily related to increased costs for subcontractor labor and materials on two large Renewable projects in 2022. Accrued liabilities also increased by $19.9 million, largely due to increased labor and vendor costs in the Renewables segment. Changes in contract liabilities and contract assets were due to a $1.9 million increase in costs in excess of billings and an increase in provision for loss on contracts of $4.2 million, primarily related to the Renewables segment.

During 2021, in addition to the Company's net loss after non-cash items, significant factors affecting cash used in operating activities included the change in trade accounts receivable, accrued liabilities, and changes in contract liabilities. The change in trade accounts receivable accounted for a $19.2 million use of cash in operating activities and was due to increased trade account receivable balances from the Electric Power and Renewables segments. Accrued expenses and Accrued Compensation increased by $4.5 million primarily related to increased accrued compensation expense in 2021 related to the timing of payroll expense along with increased accrued expenses at the corporate level for interest payable on outstanding debt. Changes in contract liabilities was a source of cash due to increased billings in excess of cash at the Renewables segment.

During 2022 and 2021, the Company issued common stock as a form of payment to certain vendors, consultants, directors and employees. For the years ended December 31, 2022 and 2021, the Company recorded a total of $1.1 million greater forfeitures than stock compensations compared to $12.2 of net stock compensation in 2021. These amounts are comprised of compensation related to equity given, or to be given, to employees, directors and consultants for services provided and as payment for royalties earned net of forfeitures. The decrease in 2022 compared to 2021 was due to greater stock-based compensation in 2021 than in 2022, and a $5.2 million dollar employee restricted stock forfeiture in 2022. In addition, there was a fair value adjustment to stock appreciation rights of negative $0.3 million in 2022 compared to a fair value adjustment of $2.1 million in 2021. Stock appreciation rights were exchanged for restricted stock units in the first quarter of 2022.

Capital Expenditures and Investments

In 2022 and 2021, the Company paid $0.8 million and $132.5 million cash for acquisitions, net of cash received.

During the years ended 2022 and 2021, Orbital Infrastructure Group invested $4.5 million and $7.8 million, respectively, in fixed assets. These investments typically include additions to equipment including vehicles and equipment for powerline service and maintenance, telecommunications service and maintenance, engineering and research and development, tooling for manufacturing, furniture, computer equipment for office personnel, facilities improvements and other fixed assets as needed for operations. The decrease in 2022 was due to larger costs in 2021 compared to 2022 related to start-up costs associated with the Company's Electric Power segment along with increased equipment at the Telecommunications segment. The Company anticipates further investment in fixed assets during 2023 in support of its on-going business and continued development of product lines, technologies and services.

Orbital Infrastructure Group invested $0.1 million and $0.7 million in other intangible assets during 2022 and 2021, respectively. These investments typically include capitalized website development, software for engineering and research and development and software upgrades for office personnel. The decrease in cash paid for investments in the current year primarily relates to an investment in VE Technology in 2021 compared to an investment in software developed by IMMCO and subsidiaries in 2022.

The Company paid a working capital adjustment related to the Front Line Power Acquisition of $9.5 million in 2022. In 2022 the Company recognized proceeds from notes receivable of $3.5 million compared to $0.6 million in 2021. Cash used in purchase of short-term investments was $0.5 million in 2022 compared to $1.0 million in 2021. During 2022 the Company was refunded $0.2 million on finance lease deposits compared to lease deposits paid of $0.8 million in 2021.

Financing Activities

During the years ended December 31, 2022 and 2021, the Company issued payments of $5.1 million and $2.0 million, against finance leases of equipment. The Company had proceeds from notes payable in 2022 of $90.5 million, compared to $143.0 million in 2021. See Note 7, Notes payable for more information on the Company's notes payable. The Company made payments on notes payable of $83.2 million in 2022 and $9.9 million in 2021.

On August 19, 2021, the Company's Telecommunications segment entered into a $4.0 million variable rate line of credit agreement that was extended in November 2022 until November 2023. Interest accrues at a rate of 2.05% over the Daily Simple Secured Overnight Financing Rate ("SOFR") index rate. At December 31, 2022 the Company had an outstanding balance on the line of credit of $4.0 million and zero dollars were available for borrowing. At December 31, 2021 the Company had an outstanding balance on the line of credit of $2.5 million and $1.5 million was available for borrowing.

S-3 registration and share issuances

The Company filed an S-3 registration statement on July 17, 2020 containing a prospectus that was effective in September 2020. The Company utilized this filing in January 2021 to issue common stock for $45 million before costs. The Company filed a new S-3 shelf registration in January 2021, which, as amended, became effective in April 2021. With this filing, Orbital Infrastructure Group may from time-to-time issue various types of securities, including common stock, preferred stock, debt securities and/or warrants, up to an aggregate amount of $150 million. The Company utilized this S-3 registration to issue additional common stock in July 2021 for $38 million before costs of approximately $2.3 million for net proceeds of approximately $35.7 million. In May 2022, the Company utilized the S-3 to issue shares and prefunded warrants for $21.0 million and additional warrants with a cumulative exercise value of $21.2 million. The Company has approximately $65.9 million remaining available to issue additional securities from its shelf registration.

As the Company focuses on growing its infrastructure services market presence both organically and through strategic acquisitions, technology development, product and service line additions, and increasing Orbital’s market presence, it will fund these activities together with related operating, sales and marketing efforts for its various product offerings with cash on hand, and possible proceeds from future issuances of equity through the S-3 registration statement.

Orbital Infrastructure Group may raise additional capital needed to fund operations as well as make payment on debt obligations.

See the section entitled Recent Sales of Unregistered Securities for a complete listing of all unregistered securities transactions.

Recap of Liquidity and Capital Resources

The Company had a net loss of $280.3 million and cash used in operating activities of $19.6 million during 2022. As of December 31, 2022, the Company's accumulated deficit is $487.1 million. The Company has supplemented its liquidity by issuing $45 million of common stock in January 2021 and $38 million of common stock in July 2021. In November 2021, the Company entered into a Credit Agreement with Alter Domus (US), LLC, as administrative agent and collateral agent and various lenders (the “Lenders”) in order to enable the Company to finance the acquisition of Front Line Power Construction, LLC (“Front Line”) (the “Acquisition”). Pursuant to the Credit Agreement, the Lenders made a Term Loan to Front Line in the initial principal amount of $105 million for the purposes of financing the Acquisition and the associated expenses. The Term Loan initially bears interest at the three-month Adjusted LIBOR Rate, plus the Applicable Margin, of which 2.5% may be paid in-kind. The Term Loan is being repaid in consecutive quarterly installments of $262,500, and commenced with payments on June 30, 2022. The Credit Agreement provides for mandatory prepayments on the occurrence of events such as sales of assets, Consolidated Excess Cash Flow and Excess Receipts during the term. The Credit Agreement provides for prepayment premiums (initially 5% on prepayments made in the first 30 months of the term, declining to 1% in the final year of the term). The Term Loan matures on November 17, 2026, subject to acceleration on Events of Default. Additionally, the Company issued two, unsecured promissory notes to the sellers of Front Line in the aggregate principle amount outstanding of $86.7 million with an original maturity date of May 17, 2022 and an interest rate of 6% per annum. The seller notes were amended in the first quarter of 2022 so that $35 million will be due in 2022 and the remaining portion of the seller notes will be due May 31, 2023. As modified on April 29, 2022 and December 30, 2022, $20 million was paid on May 6, 2022, $15 million is due on or before April 1, 2023 and the remaining balance is due on May 31, 2023.

At December 31, 2022, and 2021 the Company had cash and cash equivalents balances of $21.5 million and $26.9 million. At December 31, 2022 and 2021, the Company had $3.0 million and $2.3 million, respectively, of cash and cash equivalents balances at domestic financial institutions that were covered under the FDIC insured deposit programs and $0.3 million and $0.4 million, respectively, of cash and cash equivalents covered at foreign financial institutions. At December 31, 2022 and 2021, the Company held $1.6 million and $2.1 million, respectively, in foreign bank accounts.

The following tables present our contractual obligations as of December 31, 2022:

	Payments due by period
	Less than
(In thousands)	1 year	1 to 3 years	3 to 5 years	After 5 years	Total
Financing lease obligations:
Minimum lease payments	$5,977	$7,177	$944	$—	$14,098

Operating lease obligations:
Operating lease - minimum payments	5,565	7,779	4,936	1,512	19,792

Notes payable obligations:
Notes payable maturities plus interest	176,383	46,153	131,818	—	354,354
Total Obligations	$187,925	$61,109	$137,698	$1,512	$388,244

As of December 31, 2022, the Company had an accumulated deficit of $487.1 million.

The Company expects the revenues from its continuing operations to cover operating expenses for the next twelve months of operations. However, in the short-term, the Company is working to restructure its debt in order to extend payment of its current debt obligations over a longer duration.

Off-Balance Sheet Arrangements - Obligations under Certain Guarantee Contracts

The Company may enter into guarantee arrangements in the normal course of business to facilitate commercial transactions with third parties. As of December 31, 2022, the Company is an indemnitor on nine surety bonds and had three letters of credit off-balance sheet for a total dollar value of approximately $16.8 million. Two bonds were with the Renewables segment for a total of $14.9 million dollars for two construction projects. At the Electric Power segment there were three bonds totaling $0.4 million for various unit-based construction jobs. The Company held three off-balance sheet letters of credit as of December 31, 2022. The Telecommunications segment had a letter of credit for $0.4 million, the Renewables segment for $0.6 million and the Other segment for $0.4 million. The Company does not expect any liability associated with these off-balance sheet arrangements.

Results of Operations

The following tables set forth, for the periods indicated, Revenue and income (loss) from operations by segment:

(Dollars in thousands)	For the Year Ended December 31, 2022
	Electric Power	Telecommunications	Renewables	Other	Total
Total Revenues	$152,635	$83,816	$85,766	$—	$322,217
Loss from operations	$(88,045)	$(22,112)	$(68,137)	$(9,283)	$(187,577)

(Dollars in thousands)	For the Year Ended December 31, 2021
	Electric Power	Telecommunications	Renewables	Other	Total
Total Revenues	$43,599	$27,799	$11,550	$—	$82,948
Income (loss) from operations	$(13,215)	$43	$(19,043)	$(20,576)	$(52,791)

Revenue

2022 compared to 2021

Revenues in 2022 are primarily attributable to newly acquired entities and increased revenues in the Renewables segment. Net revenues for the year ended December 31, 2022 were greater than in 2021 due to continued growth in the Telecommunications and Electric Power segments along with progress made in two large solar projects. Revenues will fluctuate generally around the timing of customer project delivery schedules.

The Electric Power segment held unaudited backlogs of customer orders of approximately $229.4 million as of December 31, 2022 and $207.7 million at December 31, 2021. The Renewables segment held unaudited backlogs of customer orders of approximately $34.1 million as of December 31, 2022 compared to $121.4 million as of December 31, 2021. Telecommunications, had unaudited backlogs of customer orders of approximately $199.0 million compared to $194.5 million as of December 31, 2021. The difference between the total Non-GAAP backlog and remaining performance obligations relates to certain Master Service Agreement Backlog that does not meet the GAAP definition of performance obligations.

Cost of Revenues

2022 compared to 2021

For the year ended December 31, 2022, the cost of revenues as a percentage of revenue increased to 100.2% from 94.8% during 2021. Although the Company experienced improved margins in the electric power and telecommunications segments, margins in the renewables segment were negatively impacted by poor performance and higher than expected cost of sales related to two large solar projects which included recording delay liquidated damages that reduced the contract prices on these jobs. When combined, this resulted in an increase in cost of revenues as a percentage of revenue year over year. Margins will vary based upon the mix of work provided, proprietary technology included in projects, contract labor necessary to complete projects, and the competitive markets in which the Company competes.

The Company expects improvement in 2023 with the continued growth of the Telecommunications group of companies and Front Line Power Construction, LLC in the Electric Power segment. With the addition of these entities, the Company expects synergies that will promote efficiencies and increase revenue in the years to come. The Company also expects improved margins in the Renewables segment with a movement away from fixed price contracts and into subcontractor projects.

Selling, General and Administrative Expense

Selling, General and Administrative (SG&A) expenses includes such items as wages, consulting, general office expenses, and costs of being a public company including legal and accounting fees, insurance and investor relations.

2022 compared to 2021

During the year ended December 31, 2022, SG&A decreased $2.6 million compared to the year ended December 31, 2021.  The decrease in SG&A for the twelve month period was primarily due to decreased SG&A costs in the Renewables segment due to the $5.2 million restricted stock forfeiture related to a Renewables' Executive termination in Q1 2022 and higher stock-based compensation in the year ended December 31, 2021 as compared to the year ended December 31, 2022 due to the restricted stock vesting expense recorded in 2021 on the restricted stock that was subsequently forfeited in the first quarter of 2022. Additionally, in 2021 there were higher SG&A expenses around strategic initiatives which included increased professional fees and costs associated with due diligence activities related to acquisitions.

SG&A decreased to 14.7% of total revenue in 2022 compared to 60.3% of total revenue during the year ended December 31, 2021 due to economies of scale on 288.5% higher consolidated revenues, and the factors described above.

Depreciation and Amortization

	For the Years Ended December 31,
Depreciation and Amortization by Segment		Percent
(Dollars in thousands)	2022	Change	2021
Electric Power	$26,911	350.8%	$5,969
Telecommunications	4,863	109.1%	2,326
Renewables	2,001	(31.7)%	2,931
Other	64	(96.2)%	1,684
Total depreciation and amortization (1)	$33,839	162.1%	$12,910

(1) For the year ended December 31, 2021, depreciation and amortization totals included $1.6 million that were classified in income from discontinued operations on the Consolidated Statements of Operations in the Other segment, with no such amounts in 2022. For the years ended December 31, 2022 and 2021, depreciation and amortization totals included $13.8 million and $4.5 million, respectively that were classified as cost of revenues in the Consolidated Statements of Operations.

The depreciation and amortization expenses are associated with depreciating buildings, furniture, vehicles, equipment, software and other intangible assets over the estimated useful lives of the related assets.

2022 compared to 2021

Depreciation and amortization expense in the year ended December 31, 2022 was up compared to 2021 primarily due to the amortization of Telecommunications and Electric Power segment acquisition intangibles and depreciation of equipment used by Telecommunications and Electric Power segments.

Provision for Bad Debt

Provision for bad debt in 2022 represented less than 1% of total revenues and related to miscellaneous trade receivables, which the Company had either recorded an allowance for doubtful collections of the receivable or for which the Company had determined the balance to be uncollectible. The provision for bad debt decreased in 2022 compared to 2021 as the 2021 provision for bad debt primarily related to accounts receivable write-offs on the Renewables segment's customer balances that were deemed to be uncollectible.

Other Income (Expense)

	For the Years Ended December 31,
		Percent
(Dollars in thousands)	2022	Change	2021
Foreign exchange loss	$1	(100.2)%	$(500)
Interest income	138	(59.2)%	338
Sublet rental income	517	3.2%	501
Liquidated damages on debt	(7,969)	100.0%	—
Other, net	274	585.0%	40
Total other income (expense)	$(7,039)	(1957.3)%	$379

Other income (expense) changes contributing to increased expenses were liquidated damages incurred on the Company's investor held debt in 2022. Losses were slightly offset by rental income in the year-to-date period. See Note 7 - Notes Payable for more information on the liquidated damages on debt.

Interest Expense

The Company incurred $37.8 million and $8.3 million of interest expense during 2022 and 2021, respectively. Interest expense is for interest on the short-term and long-term notes payable including syndicated debt agreement, seller-financed notes, non-recourse payable agreements, convertible note payable, insurance financing notes, secured promissory note, and lines of credit. The increased interest expense in 2022 is related to interest on debt acquired in the Front Line Power Construction acquisition in late November 2021. Also contributing to the increase in interest expense is the increase in the variable rate on the Company's $104.5 million Syndicated debt that increased from 13.50% at inception to 17.15% in 2022.

See Note 7 for more information on the Company's notes payable.

Loan modifications and gain (losses) on extinguishments

In 2022, the Company recorded total losses on extinguishments of $31.3 million. Of this amount, $28.5 million related to loan modifications and loans refinanced of which $26.2 million was related to the seller financed notes payable with the sellers of Front Line Power Construction, LLC. See Note 7  - Notes Payable for more information on the Company's seller financed notes payable.

The remaining portion of losses on extinguishment were due to the Company's payment of debt with its common stock. Any discounts the Company gives to the investor on its common stock is recorded as a loss on extinguishment. In 2022, the Company issued 20,297,993 shares to this investor for $15.9 million, which included a $2.8 million loss on extinguishment.

Gain (loss) on financial instruments and warrant liabilities

As part of the purchase of Front Line, the Company paid the sellers, Tidal Power and Kurt Johnson, a certain number of shares of restricted stock. To the extent that if the value of the shares previously issued to Tidal Power were less than $4.00 per share upon expiration of the restriction period, the Company has agreed to pay additional consideration to Tidal Power so that the value of Tidal Power's shares are equal to no less than $28,852,844. For the Johnson lockup letter, the Company agreed to pay additional consideration to Mr. Johnson upon expiration of the restriction period so that the value of his stock consideration is no less than $17,635,228, which is equal to $4.00 per common share. In 2022, fair value adjustments to these financial instrument liabilities were $16.9 million of losses.

In conjunction with the Company issuing $105 million of debt to a syndicate of lenders, the Company committed to issuing 1,690,677 shares of stock to the lenders in the syndicate in a subscription agreement. Included in the subscription agreement is a provision that provides for additional shares to be issued to the lenders of the syndicate if the Company issues shares of common stock in an offering at a price lower than $2.36 per share amount ("the reference price"), for the shares initially issued to the lenders in the syndicate. This financial instrument was valued as a put option using the Black Scholes option pricing model. Unobservable inputs include volatility, exercise price, and time to expiration. The put expires at the maturity of the Company's seller notes. In 2022, there were five separate issuances via the financial instrument for a total of 25.0 million shares. The updated reference price as of December 31, 2022 was $0.15. In 2022, fair value adjustments to this financial instrument liability were $7.4 million of losses.

We account for warrants for shares of the Company's common stock that are not indexed to our own stock as liabilities at fair value on the balance sheet. The warrants are subject to re-measurement at each balance sheet date and any change in fair value is recognized in our statement of operations. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The fair value of the Warrants issued in connection with Company's offering has been measured based on the Black Scholes Option Pricing Model. In 2022, fair value adjustments to warrant liabilities were $11.1 million.

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

2022 compared to 2021

In 2022, net tax expense of $0.8 million, was recorded to the income tax provision from continuing operations for the year ended December 31, 2022 resulting in an effective tax rate of (0.31%) compared to a $10.5 million tax benefit from continuing operations for the year ended December 31, 2021 and an effective tax rate of 17.4%. For the year ended December 31, 2022, the income tax expense primarily represents state minimum and foreign taxes. For the year ended December 31, 2021, the income tax benefit primarily represents a decrease in the U.S. valuation allowance as a result of the GTS acquisition. As of December 31, 2022, we have federal and state net operating loss carryforwards of approximately $192.9 million and $0.9 million respectively, and for which the federal and state net operating loss carry-forwards will expire between 2027 and 2038, with the exception of $34.1 million of federal net operating loss carryforwards that are not subject to expiration.

Loss from Continuing Operations, net of income taxes

2022 compared to 2021

The Company had a loss from continuing operations, net of income taxes of $277.9 million for the year ended December 31, 2022 compared to a loss of $49.8 million in 2021. The increased loss from continuing operations, net of income taxes was attributable in part to an over $55.0 million loss on two utility scale solar projects which were nearing completion as of December 31, 2022. In addition, the Company recorded $109.6 million of impairments of goodwill and intangible assets in 2022. There was also a $29.5 million increase in interest expense compared to 2021, primarily related to debt financing of 2021 acquisitions. Loss on extinguishment of debt of $31.3 million was recognized, largely due to a loan modification in the first quarter of 2022 on the Front Line Seller Financed notes payable. Lastly, unfavorable changes in financial instruments resulted in a $13.4 million dollar loss in 2022.

Income from Discontinued Operations, net of income taxes

2022 compared to 2021

The Company had loss from discontinued operations, net of income taxes of $2.3 million for the year ended December 31, 2022 compared to a loss of $11.4 million in 2021. The decrease in loss from discontinued operations is primarily due to an impairment recognized at Orbital UK in 2021 that wrote down Orbital UK to its expected sales price.  Orbital UK was sold in 2022 and the VE Technology asset of the Company's North America Orbital Gas subsidiary remains held for sale at December 31, 2022.

Consolidated Net Loss

2022 compared to 2021

The Company had a net loss of $280.3 million for the year ended December 31, 2022 compared to a net loss of $61.2 million for the year ended December 31, 2021. The increased consolidated net loss was attributable to $109.6 million dollars of impairment recognized in 2022 on goodwill and intangible assets driven in part by a large stock price decrease in 2022. In addition, two utility scale solar projects resulted in large losses in 2022 related to delays, additional subcontractor labor related to rework, and other costs beyond original estimates that eroded the margins on these jobs, resulting in an over $55 million dollar loss. Loss on extinguishment of debt and losses on financial instruments also contributed to the greater loss.

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

Interest Rate Risk. We are exposed to interest rate risk with respect to our fixed-rate and variable-rate debt. Fluctuations in interest rates exposes us to the risk that we may need to refinance debt at higher rates at each instrument’s respective maturity date. Fluctuations in interest rates impact interest expense from our variable-rate debt. At December 31, 2022, 56% of our debt portfolio, on a gross basis, incurred interest at a fixed-rate and the remaining 44% of the portfolio incurred interest at a variable-rate.

As of December 31, 2022, the gross value of our fixed-rate debt was $152.2 million, which consisted primarily of our seller financed notes payable and notes payable with an institutional investor.

As of December 31, 2022, the gross value of our variable-rate debt consisted of $114.7 million outstanding under our syndicated debt and $4.0 million line of credit. The stated interest rate on our syndicated debt as of December 31, 2022 was 17.15%, and the Interest rate on the line of credit was 2.05% over the Daily Simple Secured Overnight Financing Rate ("SOFR") index rate. Based on these borrowings outstanding as of December 31, 2022, we estimate that a 1% increase or decrease in interest rates would impact annual interest expense by approximately $1.2 million.

For additional information about our debt obligations, refer to Note 7 - Notes Payable.

Foreign Currency Exchange Rates

The Company conducts continuing operations in one principal currency: the U.S. dollar. This currency operates as the functional currency for the Company’s U.S. operations. Cash is managed centrally within the region with net earnings invested in the U.S. and working capital requirements met from existing U.S. intercompany liquid funds.

The Company has limited exposure to foreign currencies. Foreign currency translation risk is the risk that exchange rate gains or losses arise from translating foreign entities’ statements of earnings and balance sheets from functional currency to the Company’s reporting currency, the U.S. dollar, for consolidation purposes. As currency exchange rates fluctuate, translation of our Statements of our foreign operations into U.S. dollars affects the comparability of revenues and operating expenses between years.

Revenues and operating expenses are primarily denominated in US dollars, the currency in which the majority of our continuing operations are located, which is in the U.S. We have limited operations in India, Australia and Europe. Our consolidated results of operations and cash flows are, therefore, subject to limited fluctuations due to changes in foreign currency exchange rates and is not expected to be adversely affected in the future by changes in foreign exchange rates.

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

Item 8.  Financial Statements and Supplementary Data

This item includes the following financial information:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Orbital Infrastructure Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Orbital Infrastructure Group, Inc. and its subsidiaries (the “Company”) as of December 31, 2022, and the related consolidated statements of operations, of comprehensive income and (loss), of changes in stockholders’ equity and of cash flows for the year then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has experienced net losses, cash outflows from cash used in operating activities and a decline in share value over the past years that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition - Estimated Costs to Determine Progress Towards Contract Completion of Fixed Price Contracts in the Renewables Segment

As described in Note 2 to the consolidated financial statements, $85.8 million of the Company’s total revenues for the year ended December 31, 2022 was generated from fixed price contracts in the Renewables segment. The Company’s fixed price construction projects are generally recognized over time and use a cost-to-cost input method to measure progress towards complete satisfaction of the performance obligation. Under the cost-to-cost measure of progress, the extent of progress towards completion is measured by management based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Changes in management’s total estimated costs, and related progress towards complete satisfaction of the performance obligation, are recognized by the Company on a cumulative catch-up basis in the period in which the revisions to the estimates are made. When management’s current estimate of total costs for a performance obligation indicates a loss, a provision for the entire estimated loss on the unsatisfied performance obligation is made in the period in which the loss becomes evident. Management’s estimates of revenue recognition over time using cost-based input methods require significant judgment to evaluate assumptions, including the amount of total estimated costs to determine progress towards contract completion and to calculate the corresponding amount of revenue to recognize.

The principal considerations for our determination that performing procedures relating to revenue recognition - estimated costs to determine progress towards contract completion of fixed price contracts in the Renewables segment is a critical audit matter are (i) the significant judgment by management when developing the total estimated costs at completion and (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s significant assumptions related to the total estimated costs at completion.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, (i) testing management’s process for developing the total estimated costs at completion, (ii) obtaining executed agreements for a selection of contracts; (iii) evaluating the appropriateness of the cost-to-cost input method; (iv) testing the completeness and accuracy of the underlying data used in the cost-to-cost input method; and (v) evaluating the reasonableness of significant assumptions used by management related to the total estimated costs at completion. Evaluating management’s significant assumptions related to the total estimated costs at completion involved assessing management’s ability to reasonably estimate the total costs at completion by (i) as applicable for selected contracts that were still open as of December 31, 2022, performing a comparison of the total estimated costs at completion against incurred costs as of December 31, 2022; (ii) testing, on a sample basis, incurred costs to date as of December 31, 2022; (iii) performing a retrospective comparison of incurred costs to date subsequent to year-end to evaluate the reasonableness of the total estimated costs at completion; and (iv) evaluating the timely identification of circumstances which may warrant a modification to total estimated costs at completion.

Interim Impairment Assessments – Front Line and Gibson Technical Services (GTS) Trade Names

As described in Notes 2 and 5 to the consolidated financial statements, the Company’s consolidated identifiable indefinite-lived other intangible assets balance was $13.4 million as of December 31, 2022, of which $7.7 million and $4.6 million related to the Front Line and GTS trade names, respectively. Indefinite-lived intangibles are tested for impairment in the second quarter of each year and when events or circumstances indicate that the carrying amount exceeds its fair value and may not be recoverable. During the fourth quarter of 2022, a triggering event was identified due to decreases in market capitalization and interest rate increases, which resulted in impairments of $7.4 million and $1.7 million to the Front Line and GTS trade names, respectively. Fair value is estimated by management using the relief from royalties method. Management’s impairment assessments included significant assumptions related to revenue growth rates, royalty rates, and discount rates.

The principal considerations for our determination that performing procedures relating to the interim impairment assessments for the Front Line and GTS trade names is a critical audit matter are (i) the significant judgment by management when developing the fair value estimates of the Front Line and GTS trade names; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to revenue growth rates, royalty rates, and discount rates; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, (i) testing management’s process for developing the fair value estimates of the Front Line and GTS trade names; (ii) evaluating the appropriateness of the relief-from-royalties method; (iii) testing the completeness and accuracy of the underlying data used in the relief-from-royalties method; and (iv) evaluating the reasonableness of the significant assumptions used by management related to revenue growth rates, royalty rates, and discount rates. Evaluating management’s significant assumptions related to revenue growth rates involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the brands; (ii) the consistency with external market and industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of (i) the appropriateness of the Company's relief-from-royalties method and (ii) the reasonableness of the royalty rates and discount rates assumptions.

/s/ PricewaterhouseCoopers LLP

Houston, Texas

April 6, 2023

We have served as the Company’s auditor since 2022.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Orbital Infrastructure Group, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheet of Orbital Infrastructure Group, Inc. (a Texas corporation formerly known as Orbital Energy Group, Inc.) and subsidiaries (the “Company”) as of December 31, 2021, the related consolidated statements of operations, comprehensive income and (loss), changes in stockholders’ equity, and cash flows for the year then ended and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

   /s/ GRANT THORNTON LLP

We served as the Company’s auditor from 2019 to 2022.

Dallas, Texas

March 31, 2022

Orbital Infrastructure Group, Inc.

Consolidated Balance Sheets

As of December 31,

(In thousands, except share and per share amounts)	2022	2021
Assets:
Current Assets:
Cash and cash equivalents	$21,489	$26,865
Restricted cash - current portion	123	150
Trade accounts receivable, net of allowance	52,652	48,752
Inventories	1,691	1,335
Contract assets	13,917	7,478
Notes receivable, current portion	1,442	3,536
Prepaid expenses and other current assets	7,840	6,919
Assets held for sale, current portion	3,198	6,679
Total current assets	102,352	101,714

Property and equipment, less accumulated depreciation	22,930	29,638
Investment	1,063	1,063
Right of use assets - Operating leases	16,588	18,247
Right of use assets - Financing leases	8,394	14,702
Goodwill	7,006	100,899
Other intangible assets, net	111,134	142,656
Restricted cash, noncurrent portion	486	1,026
Note receivable	—	836
Deposits and other assets	1,618	1,558
Total assets	$271,571	$412,339

Liabilities and Stockholders' Equity:
Current Liabilities:
Accounts payable	$41,333	$10,111
Notes payable, current	144,708	72,774
Line of credit	4,000	2,500
Operating lease obligations - current portion	4,540	4,674
Financing lease obligations - current portion	5,316	4,939
Accrued expenses	39,065	28,301
Contract liabilities	10,218	6,503
Financial instrument liability, current portion	43,693	825
Liabilities held for sale, current portion	—	4,367
Total current liabilities	292,873	134,994

Financial instrument liability, noncurrent portion	536	—
Warrant liabilities	1,777	—
Deferred tax liabilities	—	260
Notes payable, less current portion	100,528	156,605
Operating lease obligations, less current portion	12,350	13,555
Financing lease obligations, less current portion	7,673	9,939
Contingent consideration	570	720
Total liabilities	416,307	316,073

Commitments and contingencies

Stockholders' Equity:
Preferred stock, par value $0.001; 10,000,000 shares authorized; no shares issued at December 31, 2022 or December 31, 2021	—	—
Common stock, par value $0.001; 325,000,000 shares authorized; 157,884,024 shares issued and 157,530,961 shares outstanding at December 31, 2022 and 82,259,739 shares issued and 81,906,676 shares outstanding at December 31, 2021	158	82
Additional paid-in capital	347,357	311,487
Treasury stock at cost; 353,063 shares held at December 31, 2022 and December 31, 2021	(413)	(413)
Accumulated deficit	(487,121)	(210,934)
Accumulated other comprehensive loss	(691)	(3,995)
Total Orbital Energy Group, Inc.'s stockholders' equity	(140,710)	96,227
Noncontrolling interest	(4,026)	39
Total stockholders' equity	(144,736)	96,266
Total liabilities and stockholders' equity	$271,571	$412,339

See accompanying notes to consolidated financial statements

Orbital Infrastructure Group, Inc.

Consolidated Statements of Operations

For the Years Ended December 31,

(In thousands, except share and per share amounts)
	2022	2021
Revenues	$322,217	$82,948
Cost of revenues	328,318	78,630
Gross profit	(6,101)	4,318
Operating expenses:
Selling, general and administrative expense	47,428	50,024
Depreciation and amortization	20,060	6,762
Impairment of goodwill and intangible assets	109,586	—
Impairment of financing leased assets	4,467	—
Provision for bad debt	(26)	346
Other operating (income) expenses	(39)	(23)
Total operating expenses	181,476	57,109
Loss from operations	(187,577)	(52,791)

Gain (loss) on extinguishment of debt	(31,258)	365
Gain (loss) on financial instruments	(24,487)	33
Gain on warrant liabilities	11,085	—
Other income (expense)	(7,039)	379
Interest expense	(37,813)	(8,337)
Loss from continuing operations before taxes	(277,089)	(60,351)
Income tax expense (benefit)	846	(10,508)
Loss from continuing operations, net of income taxes	(277,935)	(49,843)
Discontinued operations (Note 2)
Loss from operations of discontinued businesses	(2,317)	(12,705)
Income tax benefit	—	(1,334)
Loss from discontinued operations, net of income taxes	(2,317)	(11,371)
Net loss	(280,252)	(61,214)
Less: net income (loss) attributable to noncontrolling interest	(4,065)	39
Net loss attributable to Orbital Infrastructure Group, Inc.	$(276,187)	$(61,253)

Basic and diluted weighted average number of shares outstanding	108,313,369	58,348,489
Loss from continuing operations per common share - basic and diluted	$(2.53)	$(0.86)
Loss from discontinued operations per common share - basic and diluted	$(0.02)	$(0.19)
Loss per common share - basic and diluted	$(2.55)	$(1.05)

See accompanying notes to consolidated financial statements

Orbital Infrastructure Group, Inc.

Consolidated Statements of Comprehensive Income and (Loss)

For the Years Ended December 31,

(In thousands)

	2022	2021
Net loss	$(280,252)	$(61,214)
Other comprehensive income (loss)
Foreign currency translation adjustment	(304)	411
Reclassification adjustment upon sale of Orbital U.K.	3,608	—
Other comprehensive income (loss)	3,304	411
Comprehensive loss	(276,948)	(60,803)

See accompanying notes to consolidated financial statements

Orbital Infrastructure Group, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended December 31,

(In thousands, except share amounts)

													Accumulated
					Additional								Other		Total OIG				Total
	Common Stock				Paid-in		Treasury Stock				Accumulated		Comprehensive		Stockholders'		Non-controlling		Stockholders'
	Shares		Amount		Capital		Shares		Amount		Deficit		Income (Loss)		Equity		Interest		Equity
Balance, January 1, 2021	31,029,642		$31		$171,616		(353,063)		$(413)		$(149,681)		$(4,406)		$17,147		$—		$17,147
Issuance of common stock via equity raises	25,966,515		26		78,020		—		—		—		—		78,046		—		78,046
Common stock issued for acquisitions	18,653,576		18		36,917		—		—		—		—		36,935		—		36,935
Common stock issued and issuable for compensation, services and royalty payments	1,891,056		2		12,155		—		—		—		—		12,157		—		12,157
Common stock issued to lenders for OID for $105 million debt	1,636,651		2		3,811		—		—		—		—		3,813		—		3,813
Common stock issued for debt repayment	3,082,299		3		8,968		—		—		—		—		8,971		—		8,971
Net loss	—		—		—		—		—		(61,253)		—		(61,253)		39		(61,214)
Other comprehensive loss	—		—		—		—		—		—		411		411		—		411
Balance, December 31, 2021	82,259,739		$82		311,487		(353,063)		(413)		(210,934)		(3,995)		96,227		39		96,266

Common stock issued for acquisition	125,000		—		146		—		—		—		—		146		—		146
Issuance of common stock via equity raises	20,194,537		20		3,935		—		—		—		—		3,955		—		3,955
Issuance of common stock upon exercise of pre-funded warrants, net	7,153,847		7		6,932		—		—		—		—		6,939		—		6,939
Common stock issued for debt repayment	20,297,993		21		15,916		—		—		—		—		15,937		—		15,937
Common stock issued to lenders for OID and based on a new reference price on subscription agreement	24,963,451		25		7,642		—		—		—		—		7,667		—		7,667
Common stock issued and issuable for compensation, services and royalty payments	2,889,457		3		1,299		—		—		—		—		1,302		—		1,302
Net loss	—		—		—		—		—		(276,187)		—		(276,187)		(4,065)		(280,252)
Other comprehensive income (loss)	—		—		—		—		—		—		3,304		3,304		—		3,304
Balance, December 31, 2022	157,884,024	—	$158	—	$347,357	—	(353,063)	—	$(413)	—	$(487,121)	—	$(691)	—	$(140,710)	—	$(4,026)	—	$(144,736)

See accompanying notes to consolidated financial statements

Orbital Infrastructure Group, Inc.

Consolidated Statements of Cash Flows

For the Years Ended December 31,

(In thousands)

	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(280,252)	$(61,214)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	15,371	5,208
Amortization of intangibles	18,468	7,702
Amortization of debt discount	11,037	3,392
Loss (gain) on extinguishment of debt and loan modifications	31,258	(1,134)
Gain on disposal of assets	(154)	(26)
Gain on sale of businesses	(299)	—
Amortization of note receivable discount	(63)	(319)
Stock-based compensation and expense	(1,144)	12,168
Fair value adjustment to liability for stock appreciation rights	(269)	2,054
Fair value adjustment to financial instrument liabilities	24,487	(33)
Fair value adjustment to warrant liabilities	(11,085)	—
Provision for bad debt	(8)	343
Deferred income taxes	(347)	(10,878)
Non-cash unrealized foreign currency (gain) loss	(7)	492
Liquidated damages from debt	7,969	—
Impairment of goodwill and intangible assets	109,586	—
Impairment of financing leased assets	4,467	—
Impairment of assets held for sale	—	9,185
Inventory reserve	(9)	(350)

Change in operating assets and liabilities, net of acquisition:
Trade accounts receivable	(1,844)	(19,173)
Inventories	58	(425)
Contract assets	(5,086)	(296)
Prepaid expenses and other current assets	3,540	41
Right of use assets/lease liabilities, net of acquisitions:	234	49
Deposits and other assets	(39)	(24)
Increase (decrease) in operating liabilities:
Accounts payable	30,269	(38)
Accrued expenses	19,905	4,540
Contingent consideration	(150)	—
Contract liabilities	4,482	3,060
NET CASH USED IN OPERATING ACTIVITIES	(19,625)	(45,676)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisitions, net of cash received	(773)	(132,518)
Cash paid for working capital adjustment on Front Line Power acquisition	(9,500)	—
Purchases of property and equipment	(4,511)	(7,779)
Deposits on financing lease property and equipment/ proceeds from deposits	158	(762)
Proceeds from sale of businesses, net of cash included in business	1,027	—
Proceeds from sale of property and equipment	485	141
Purchase of other intangible assets	(99)	(705)
Purchase of investments	(469)	(1,025)
Proceeds from notes receivable	3,500	621
NET CASH USED IN INVESTING ACTIVITIES	(10,182)	(142,027)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	4,250	3,250
Payments on line of credit	(2,750)	(1,191)
Payments on financing lease obligations	(5,090)	(1,995)
Proceeds from notes payable, net of debt discounts and issuances costs	90,522	143,045
Payments on notes payable	(83,162)	(9,941)
Proceeds from sales of common stock and warrants	20,395	78,046
NET CASH PROVIDED BY FINANCING ACTIVITIES	24,165	211,214

Effect of exchange rate changes on cash	(301)	6
Net (decrease) increase in cash, cash equivalents and restricted cash	(5,943)	23,517
Cash, cash equivalents and restricted cash at beginning of year	28,041	4,524
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF YEAR	$22,098	$28,041

See accompanying notes to consolidated financial statements

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
For the Years Ended December 31, 2022 and 2021
	2022	2021
Income taxes paid (net refunded)	$336	$(316)
Interest paid	$26,584	$2,257
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Non-cash investment in acquisitions including seller notes, equity issued and contingent consideration	$146	$123,457
Financing note payable issued for payment on certain insurance policies	$4,761	$2,854
Equipment purchased with debt	$969	$138
Accrued property and equipment purchases at December 31	$9	$404

See accompanying notes to consolidated financial statements

Orbital Infrastructure Group, Inc.

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

The Electric Power segment consists of Front Line Power Construction, LLC based in Houston, Texas and Orbital Power, Inc. based in Dallas, Texas. The segment provides comprehensive infrastructure solutions to customers in the electric power industry. Services performed by Front Line Power and Orbital Power, Inc. generally include but are not limited to the engineering, design, installation, upgrade, repair and maintenance of electric power transmission and distribution infrastructure and substation facilities as well as emergency restoration services. Eclipse Foundation Group, which began operations in January 2021 and was integrated into Front Line Power in the third quarter of 2022, is a drilled shaft foundation construction company that specializes in providing services to the electric transmission and substation, industrial, telecommunication and disaster restoration market sectors, with expertise performing services in water, marsh and rock terrains.

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

o	Coax Fiber Solutions, LLC (acquired March 7, 2022), is based in Loganville, Georgia. Founded in 2016, Coax Fiber Solutions is a GDOT Certified contractor specializing in Aerial Installation, directional drilling, trenching, plowing, and missile crews for telecommunications, power, gas, water, CCTV, ATMS, and traffic signal cable installation.

The Renewables segment consists of Orbital Solar Services based in Raleigh, North Carolina. Orbital Solar Services provides engineering, procurement and construction (“EPC”) services that support the development of renewable energy generation focused on utility-scale solar construction. The Company serves a wide variety of project types, including commercial, substation, solar farms and public utility projects. Orbital Solar Services entered into an agreement in 2021 to form OSS-JPOW Solar Services, LLC (OSS-JPOW), a partnership with Jingoli Power, LLC. OSS-JPOW is considered a Variable Interest Entity (VIE) to Orbital Solar Services.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Orbital Infrastructure Group, Inc. and its wholly owned subsidiaries Front Line Power Construction, LLC, Orbital Power, Inc., Eclipse Foundation Group, Orbital Solar Services, Gibson Technical Services, Inc., and GTS's wholly owned subsidiaries, IMMCO, Inc., Full Moon Telecom, LLC, and Coax Fiber Solutions, LLC, hereafter referred to as the ‘‘Company.’’ Additionally, the following wholly owned subsidiaries are included in these financial statements as discontinued operations: Orbital Gas Systems, Ltd. and Orbital Gas Systems, North America, Inc. Intercompany accounts and transactions have been eliminated in consolidation.

Variable Interest Entity

Orbital Solar Services entered into an agreement in 2021 to form OSS-JPOW Solar Services, LLC (OSS-JPOW), a partnership with Jingoli Power, LLC. Orbital Solar Services holds a controlling interest in OSS-JPOW and the portions of OSS-JPOW’s net earnings and equity not attributable to Orbital Solar Service’s controlling interest are shown separately as noncontrolling interests in the consolidated statements of operations and consolidated balance sheets. OSS-JPOW is considered a Variable Interest Entity ("VIE") to Orbital Solar Services. At 12/31/2022, OSS-JPOW had $10.6 million dollars of assets and $68.2 million dollars of liabilities on their balance sheet.

Orbital Solar Services, through its controlling interest in OSS-JPOW, has the contractual power to direct the activities that significantly affect the economic performance of OSS-JPOW and the obligation to absorb losses or the right to receive benefits that could be significant to OSS-JPOW; therefore, Orbital Solar Services is considered the primary beneficiary and consolidates OSS-JPOW. The VIE has been jointly financed by the Company and JPOW. For the years ended December 31, 2022 and 2021, a $54.5 million loss and $0.1 million of income was attributable to OSS-JPOW with a $4.1 million dollar loss and $39 thousand of income allocated to non-controlling interest.

Company Conditions and Sources of Liquidity

The Company has experienced net losses, cash outflows from cash used in operating activities and a decline in share value over the past years. As of and for the year ended December 31, 2022, the Company had an accumulated deficit of $487.1 million, loss from continuing operations of $277.9 million, and net cash used in operating activities of $19.6 million. Further, as of December 31, 2022, the Company had a working capital deficit of $190.5 million, including current maturities of debt, and cash and cash equivalents of $21.5 million available for working capital needs and planned capital asset expenditures.  As a result of the foregoing, the Company does not have sufficient liquidity and capital resources to meet its obligations and fund its operations for the twelve months following the issuance of these financial statements. These conditions raise substantial doubt regarding the Company’s ability to continue as a going concern.

The Company has plans to access additional capital to meet its obligations for the twelve months from the date these financial statements are available to be issued. Historically, the Company has raised additional equity and debt financing to fund its expansion; refer to Note 7 — Notes Payable and Note 8 — Line of Credit. The Company has also funded some of its capital expenditures through long-term financing with lenders and other investors as also described in further detail in Note 7 — Notes Payable and Note 8 — Line of Credit. Our ability to raise the additional capital is dependent on a number of factors, including, but not limited to, the market demand for our common stock, which itself is subject to a number of business risks and uncertainties, our creditworthiness and the uncertainty that we would be able to raise such additional capital at a price that is favorable to us. As of December 31, 2022, the Company has an effective S-3 shelf registration statement for the issuance of various types of securities, including common stock, preferred stock, debt securities and/or warrants in the aggregate of up to $65.9 million. In addition, although no formal agreements exist, the company has solicited interest from various lenders to potentially raise additional term debt to restructure or refinance its existing notes.

There can be no assurance that the Company will succeed in executing these plans. If unsuccessful, the Company will not have sufficient liquidity and capital resources to repay its indebtedness when it matures, or otherwise meet its cash requirements over the next twelve months, as noted above.

Discontinued Operations and Sales of Businesses

As part of the Company’s stated strategy to transform Orbital Infrastructure Group into a diversified energy infrastructure services platform serving North American energy customers, the Company’s board of directors made the decision to divest of its Orbital Gas subsidiaries. The Orbital Gas subsidiaries provide proprietary gas measurement and sampling technologies and the integration of process control and measuring/sampling systems. They are legacy businesses that are not part of the Company’s strategy of building an infrastructure services company serving the electric power, telecommunications and renewable markets. The disposition of the Orbital Gas subsidiaries will facilitate the Company’s restructuring and cost savings initiatives and are intended to realign and simplify its business structure and better position the Company for future growth and improved profitability. In the fourth quarter of 2021, the Company recorded a $9.2 million impairment related to its U.K. operations to write the value of its investment in the U.K. operations to its expected realizable value of 3 million GBP ($4.1 million at December 31, 2021). The Company's U.K. operations were divested in May 2022 and most of the assets of the North American operations were divested in the third quarter of 2022. At December 31, 2022, the remaining assets held for sale were the Company's VE Technology intellectual property and certain fixed assets at Eclipse Foundation Group. Income from discontinued operations and assets and liabilities held for sale are included in the Company's statement of operations and balance sheet and are described below.

Selected data for these discontinued businesses consisted of the following:

Reconciliation of the Major Classes of Line Items Constituting Pretax Loss from Discontinued Operations to the After-Tax Loss from Discontinued Operations That Are Presented in the Statement of Operations

(In thousands)

	For the Year
	Ended December 31,

Major classes of line items constituting pretax loss of discontinued operations	2022	2021

Revenues	$7,617	$19,855
Cost of revenues	(6,090)	(14,193)
Selling, general and administrative expense	(4,130)	(8,550)
Depreciation and amortization	—	(1,638)
Research and development	—	(2)
(Provision) credit for bad debt	(18)	3
Impairment of assets held for sale	—	(9,185)
Gain on extinguishment of PPP loan	—	779
Interest expense	(13)	(2)
Other income	18	228
Pretax loss of discontinued operations related to major classes of pretax loss	(2,616)	(12,705)
Pretax gain on sale of Orbital U.K.	299	—
Total pretax loss on discontinued operations	(2,317)	(12,705)
Income tax benefit	—	(1,334)

Total loss from discontinued operations	$(2,317)	$(11,371)

Reconciliation of the Carrying Amounts of Major Classes of Assets and Liabilities of the Discontinued Operation to Total Assets and Liabilities of the Disposal Group Classified as Held for Sale

	As of December 31,	As of December 31,
(In thousands)	2022	2021

Carrying amounts of the major classes of assets included in discontinued operations:

Trade accounts receivables	$—	$2,996
Inventories	—	530
Prepaid expenses and other current assets	—	114
Contract assets	—	1,141
Assets held for sale, current portion	—	4,781
Property and equipment	1,385	42
Other intangible assets	1,813	1,813
Deposits and other assets	—	43
Assets held for sale, noncurrent portion	3,198	1,898
Total assets of the disposal group classified as held for sale	$3,198	$6,679

Carrying amounts of the major classes of liabilities included in discontinued operations:

Accounts payable	$—	$1,657
Contract liabilities	—	1,414
Operating lease obligations, current portion	—	76
Accrued expenses	—	1,126
Liabilities held for sale, current portion	—	4,273
Operating lease obligations, less current portion	—	85
Other long-term liabilities	—	9
Liabilities held for sale, noncurrent portion	—	94
Total liabilities held for sale	$—	$4,367

The assets and liabilities of the disposal group, which included the U.K. and North America Gas subsidiaries, and certain fixed assets of the Eclipse Foundation Group classified as held for sale are classified as current on the December 31, 2022 and December 31, 2021 balance sheets because of the expectation that the sales will occur within one year of the balance sheet date.

Net cash used by operating activities of discontinued operations for 2022 and 2021 was $0.6 million and $3.2 million, respectively.

Net cash provided by investing activities of discontinued operations for 2022 and 2021 was $1.0 million and zero, respectively.

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

Management believes the carrying amounts of the short-term financial instruments, including cash and cash equivalents, investment, note receivable, accounts receivable, contract assets, prepaid expense and other assets, accounts payable, accrued liabilities, contract liabilities, and other current liabilities reflected in the accompanying consolidated balance sheet approximate fair value at  December 31, 2022 and 2021 due to the relatively short-term nature of these instruments. At December 31, 2022, and 2021 the carrying value of the notes payable, including the Company's Front Line Power seller notes (Carrying value of $68.8 million  at December 31, 2022), and syndicated term note debt (carrying value of $97.1 million at December 31, 2022), net of original issue discounts, that was issued in November 2021, approximate fair value based on current market conditions. The syndicated debt and seller financed debt include financial instruments that are valued at fair value at  December 31, 2022 and 2021. See Note 3 for fair value of financial instruments.

Cash and Cash Equivalents

Cash includes deposits at financial institutions with maturities of three months or less. The Company at times has cash in banks in excess of FDIC insurance limits and places its temporary cash investments with high credit quality financial institutions. The Company considers all highly liquid marketable securities with maturities of 90 days or less at the date of acquisition to be cash equivalents. Cash equivalents include money market funds, certificates of deposit and commercial paper. At December 31, 2022 and 2021, the Company had $2.6 million and $2.3 million, respectively, of cash and cash equivalents balances at domestic financial institutions that were covered under the FDIC insured deposits programs and $0.3 million and $0.4 million, respectively, at foreign financial institutions covered internationally. At December 31, 2022 and 2021, the Company held $1.6 million and $2.1 million respectively, in foreign bank accounts. In addition to the Company's unrestricted cash and cash equivalents at December 31, 2022 and 2021, the Company has $0.1 million and $0.2 million of current restricted cash and $0.5 million and $1.0 million, respectively, of long-term restricted cash on its balance sheet related to contract guarantees. Restricted cash is combined with other cash and cash equivalents in reconciling the change in cash on the Company's Consolidated Statements of Cash Flows.

(In thousands)	As of December 31,
	2022	2021
Cash and cash equivalents at beginning of year	$26,865	$3,046
Restricted cash at beginning of year	1,176	1,478
Cash, cash equivalents and restricted cash at beginning of year	$28,041	$4,524

Cash and cash equivalents at end of year	$21,489	$26,865
Restricted cash at end of year	609	1,176
Cash, cash equivalents and restricted cash at end of year	$22,098	$28,041

Notes Receivable

At December 31, 2021, the Company had a note receivable from Back Porch International that was originated as part of the divestiture of the Company's electromechanical components business. The note had an original stated value of $5 million, and is presented on the balance sheet as of   December 31, 2021 at its present value of $3.3 million including $2.5 million of current maturities. In the first quarter of 2022, the Company received final payment on the note receivable.

Accounts Receivable and Allowance for Uncollectible Accounts

Accounts receivable consist of the receivables associated with revenue derived from service sales including present amounts due to contracts accounted for under fixed price, cost-to-cost, cost plus, or output method. An allowance for uncollectible accounts is recorded to allow for any amounts that may not be recoverable, based on an analysis of prior collection experience, customer credit worthiness and current economic trends. Based on management’s review of accounts receivable, an allowance for doubtful accounts of $0.8 million and $1.5 million at December 31, 2022 and 2021, respectively, is considered adequate. The reserve in both periods considers aged receivables that management believes should be specifically reserved for as well as historic experience with bad debts to determine the total reserve appropriate for each period. Receivables are determined to be past due based on the payment terms of original invoices. Payment terms and conditions vary by contract, and are within industry standards across our business lines. The Company routinely assesses the financial strength of its customers and, therefore, believes that its accounts receivable credit risk exposure is limited.

Activity in the allowance for doubtful accounts for the years ended  December 31, 2022 and 2021 is as follows:

(In thousands)	For the Years ended December 31,
	2022	2021
Allowance for doubtful accounts, beginning of year	$1,487	$1,172
Bad debt expense	(26)	346
Deductions	(694)	(31)

Allowance for doubtful accounts, end of year	$767	$1,487

Retainage Receivables

At December 31, 2022 and 2021, the Company had $0.9 million and $1.5 million, respectively, billed but not paid by customers under retainage provisions in contracts. These amounts are included as part of contract assets.

Inventories

Inventories consist of finished and unfinished products and are stated at the lower of cost or market through either the first-in, first-out (FIFO) method as a cost flow convention or through the moving average cost method.

At December 31, 2022, and 2021, inventory is presented on the balance sheet net of reserves. The Company provides reserves for inventories estimated to be excess, obsolete or unmarketable. The Company’s estimation process for assessing the net realizable value is based upon its known backlog, projected future demand, historical usage and expected market conditions. Inventory by category consists of:

(In thousands)	As of December 31,
	2022	2021
Finished goods	$—	$—
Raw materials	1,338	1,316
Work-in-process	353	19
Total inventories	$1,691	$1,335

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

Long-Lived Assets Including Finite-Lived Intangible Assets

Long-lived assets including finite-lived intangible assets are periodically reviewed for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. When testing for impairment, we perform a two-step test. Step one is a test of recoverability. In performing the review for recoverability, the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the long-lived asset, an impairment loss is recognized. In step two, the impairment is calculated as the excess of the carrying amount over the fair value. Management estimates the future cash flows expected and fair value is determined by the discounted future cash flows.

In 2022, the Company did not have any material fixed asset impairments. In 2021, the Company wrote down the assets held for sale of its discontinued Orbital U.K. operations by $9.2 million based on an expected selling price of 3 million GBP ($4.1 million at December 31, 2021). In  September 2022, the Company fully impaired its finance lease equipment related to the Eclipse Foundation Group in the Electric Power segment. See Note 13 - Restructuring and Impairment Charges for more information on impairments of finance lease equipment.

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

Estimated
Useful
Life (in years)
Finite-lived intangible assets
Order backlog	1
Customer Relationships - Front Line Power Construction	15
Customer relationships - Reach Construction Group, LLC	5
Non-compete agreements - Reach Construction Group, LLC	5
Customer Relationships - Gibson Technical Services	10
Customer Relationships - IMMCO	10
Technology - Know How	3
Non-compete agreements - GTS	5
Software, at cost	3 to 5

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

Indefinite-Lived Intangibles and Goodwill Assets

The Company accounts for business combinations under the acquisition method of accounting in accordance with ASC 805, ‘‘Business Combinations,’’ where the total purchase price is allocated to the tangible and identified intangible assets acquired and liabilities assumed based on their estimated fair values. The purchase price is allocated using the information currently available, and may be adjusted, up to one year from acquisition date, after obtaining more information regarding, among other things, asset valuations, liabilities assumed and revisions to preliminary estimates if they were known or knowable at the acquisition date. The purchase price in excess of the fair value of the tangible and identified intangible assets acquired less liabilities assumed is recognized as goodwill.  The unit of accounting for goodwill is at a level of the entity referred to as a reporting unit. Goodwill is assigned to specific reporting units for purposes of the impairment assessments. As of December 31, 2022, the Company has four operating segments that are also considered reporting units for goodwill impairment testing. The four operating segments are, Front Line Power Construction, LLC, Orbital Power Inc., Orbital Solar Services, and Gibson Technical Services.

Annual Test

The Company tests for impairment of indefinite-lived intangibles and Goodwill in the second quarter of each year and whenever events or circumstances indicate that the carrying amount of the asset exceeds its fair value.

In performing its testing for Goodwill as of May 31, 2022, the Company completed a quantitative analysis to determine whether the carrying value, including goodwill, exceeded the fair value for each reporting unit. Fair values of the reporting units were determined based on applying a combination of the discounted cash flow method (i.e., income approach) as well as a market approach. Significant assumptions included estimates of future cash flows, discount rates, and market information for comparable companies. The review of goodwill, prepared as of  May 31, 2022, determined that the fair value of each of the reporting units exceeded the carrying value and thus no impairment was necessary during the quarter ended  June 30, 2022.

The Company’s qualitative assessment for Indefinite-lived assets at May 31, 2022, followed the guidance in ASC 350-30-35-18A and 18B. Fair values of the Indefinite-lived intangible assets were determined using the relief from royalty method, which included assumptions related to revenue growth rates, royalty rates, and discount rates. As a result of the annual impairment test, no impairment was identified as of June 30, 2022.

Interim Tests

The Company performed a goodwill impairment analysis as of  June 30, 2022 due to a 42-percent drop in the Company's stock price between  May 31, 2022 and  June 30, 2022, that caused an overall decrease in the Company’s market capitalization. We performed the interim impairment tests consistent with our approach for annual impairment testing, including similar models, inputs, and assumptions. As a result of the interim impairment testing, no impairment was identified as of  June 30, 2022.

During the third quarter of 2022, triggering events were identified which led to performing interim goodwill impairment testing of our reporting units as of  September 30, 2022. These events included a further decrease in the Company's market capitalization, the significant loss in the Renewables segment in the third quarter of 2022, interest rate increases and limitations on accessing capital, which raised substantial doubt regarding the Company’s ability to continue as a going concern. The fair value for our reporting units for the interim testing was valued using a market approach. The impairment assessment resulted in a conclusion that goodwill in the Front Line Power and GTS reporting units was impaired by $70.2 million and $25.8 million, respectively, during the three months ended  September 30, 2022. The impairment assessment concluded that the fair value of the Renewables reporting unit was in excess of its carrying amount, which was negative. As a result of the triggering events identified in the third quarter, an impairment assessment was also performed for the Indefinite-lived intangible assets as of September 30, 2022 and no impairment was identified.

During the fourth quarter of 2022, triggering events were again identified around stock price decline and substantial doubt regarding the Company's ability to continue as a going concern, which led to performing Indefinite-lived intangibles impairment testing.  The Company's intangible assets were valued using a relief from royalties method which resulted in impairment. The impairment assessment included significant assumptions related to revenue growth rates, royalty rates, and discount rates. For the year ended  December 31, 2022, management concluded that Indefinite-lived intangibles were impaired by $9.3 million dollars primarily attributable to the Front Line and GTS trade names.

Accrued expenses

Accrued expenses are liabilities that reflect expenses on the statement of operations that have not been paid or recorded in accounts payable at the end of the period. At  December 31, 2022 and December 31, 2021, accrued expenses of $39.1 million and $28.3 million, respectively included the following components:

(In thousands)	As of December 31,
	2022	2021
Accrued bonding	$1,920	$167
Accrued compensation	5,589	6,369
Working capital adjustment on Front Line Power Construction acquisition	4,592	14,092
Accrued interest	5,885	2,902
Accrued taxes payable	248	102
Accrued subcontractor expenses	11,299	—
Accrued union dues	937	870
Accrued vendor invoices and accrued other expenses	8,595	3,799
Total accrued expense	$39,065	$28,301

Financial instrument liability

The Company evaluates embedded conversion features pursuant to FASB Accounting Standards Codification No. 815 (‘‘FASB ASC 815’’), ‘‘Derivatives and Hedging,’’ which requires a periodic valuation of the fair value of derivative instruments and a corresponding recognition of liabilities associated with such derivatives. The Company has limited involvement with derivative instruments and does not trade them. In November 2021, the Company identified a subscription agreement with lenders of the $105 million syndicated debt agreement as a free standing financial instrument since it is legally separate from the credit agreement. The subscription provides the lenders with shares of the Company's common stock, which was recorded by the Company as additional debt discount to be amortized over the life of the loan. The subscription agreement also provided the lenders with protection from downside risk in the event that the Company issues shares prior to paying off the Front Line seller notes at a price lower than the price when the shares were issued to the lenders. This financial instrument liability was recorded by the Company at $0.9 million and was valued at loan inception on November 17, 2021 using the Black Scholes option pricing model. The value of the liability decreased to $0.8 million as of December 31, 2021 and the difference was recorded as income in other income for the fourth quarter of 2021. At December 31, 2022, the value of the derivative was $0.5 million. See Note 3 – Investments and Fair Value Measurements.

Warrant liabilities

We account for warrants for shares of the Company's common stock that are not indexed to our own stock as liabilities at fair value on the balance sheet. The warrants are subject to remeasurement at each balance sheet date and any change in fair value is recognized in our statement of operations. For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as a liability at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The fair value of the Warrants issued in connection with Company's offering has been measured based on the Black Scholes Option Pricing Model.

Loan modifications and gain (losses) on extinguishments

From time to time, the Company negotiates modified loan terms. The Company evaluates the discounted future cash flows of the modified loan compared to the discounted future cash flows of the loan using its original terms. If the discounted cash flows of the new loan are more than 10% different than the original loan, the Company records the transaction as an extinguishment of the original loan and new debt on the modification date. If future discounted cash flows are less than 10%, the change is considered a modification and no extinguishment is recorded with any new fees amortized over the remaining life of the loan. The same steps are taken if a non-recourse loan is paid off via a refinancing with any remaining unamortized original issue discounts and unamortized loan fees recorded as a loss on extinguishment. In 2022, the Company recorded losses on extinguishments of $28.5 million related to loan modifications and loans refinanced of which $26.2 million was related to the seller financed notes payable with the sellers of Front Line Power Construction, LLC. See Note 7  - Notes Payable for more information on the Company's seller financed notes payable.

The Company has debt with an institutional investor that on occasion has accepted common stock in lieu of a scheduled cash payment. Any difference above or below the Nasdaq minimum price is recorded as a gain or loss on extinguishment. In 2022, the Company recorded net losses on extinguishments of $2.8 million related to debt payments made with common stock. See Note 7 - Notes Payable for more information on the Company's notes payable with an institutional investor.

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

Stock bonuses and restricted stock units ("RSU"s) issued to employees are recorded at fair value using the market price of the stock on the date of grant and expensed over the service period or immediately if fully vested on date of issuance. Employee stock options are recorded at fair value using the Black-Scholes or binomial option pricing model. The underlying assumptions in the Black-Scholes and binomial option pricing models used by the Company are taken from publicly available sources including: (1) volatility and grant date stock price, which are sourced from historic stock price information; (2) the appropriate discount rates are sourced from the United States Federal Reserve; and (3) other inputs are determined based on previous experience and related estimates. With regards to expected volatility, the Company utilizes an appropriate period for historical share prices for Orbital Infrastructure Group that best reflect the expected volatility for determining the fair value of its stock options.

See Note 10 Stockholders' Equity and Stock-Based Compensation for additional disclosure and discussion of the employee stock plan and activity.

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

Defined Contribution Plans

The Company has a 401(k) retirement savings plan that allows employees to contribute to the plan after they have completed 60 days of service and are 18 years of age. The Company matches the employee's contribution up to 6% of total compensation. GTS, Orbital Power, Inc., Orbital Solar Services, Front Line Power Construction, LLC, Eclipse Foundation, and Corporate made total employer contributions, net of forfeitures, of $1.5 million and $0.6 million for 2022 and 2021, respectively. In addition, in 2022 and 2021, the Company made contributions of $36 thousand and $72 thousand, respectively, associated with discontinued operations.

Revenue Recognition

The Electric Power segment provides full service building, maintenance and support to the electrical power distribution, transmission, substation, and emergency response sectors of North America through Front Line Power, and Orbital Power Services. The Telecommunications segment composed of Gibson Technical Services and subsidiaries provides technical implementation, design, maintenance, emergency and repair support services in the broadband, wireless, and outside plant and building technologies.  The Renewables segment, Orbital Solar Services, provides engineering, procurement and construction (“EPC”) services that support the development of renewable energy generation focused on utility scale solar and community solar construction.

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

For certain types of over time revenue jobs, the Company utilizes the right-to-invoice practical expedient. In these instances, we have a right to invoice the customer for an amount that corresponds directly with the value transferred to the customer for our performance completed to date. When this practical expedient is used, we recognize revenue based on billing and calculate any additional revenue earned that is unbilled at the period end.  We have contracts which have payment terms dictated by daily or hourly rates where some contracts may have mixed pricing terms which include a fixed fee portion. For contracts in which we charge the customer a fixed rate based on the time or materials spent during the project, we recognize revenue in the amount to which we have the right to invoice which corresponds to the value transferred to the customer.

For any job where the customer does not simultaneously receive and consume the benefits of our performance as we perform the service, the timing of revenue recognition also depends on the payment terms of the contract. For those contracts for which we have a right to payment for performance completed to date at all times throughout our performance, inclusive of a cancellation, we recognize revenue over time. As discussed above, these performance obligations use a cost-to-cost input method or output method to measure our progress towards complete satisfaction of the performance obligation as we believe it best depicts the transfer of control to the customer. However, for those contracts for which we do not have a right, at all times, to payment for performance completed to date and we are not enhancing a customer-controlled asset, we recognize revenue at the point in time when control is transferred to the customer.

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

Balances and activity in the current contract liabilities as of and for the years ended  December 31, 2022 and 2021 is as follows:

	For the Year Ended December 31,
	2022	2021
Total contract liabilities - January 1	$6,503	$4,873
Contract liability additions acquired through acquisition	—	100
Contract additions, net	6,710	6,371
Change in provision for Loss	4,179
Contract settlements	—	(3,140)
Revenue recognized	(7,174)	(1,701)
Total contract liabilities - December 31	$10,218	$6,503

Performance Obligations

Remaining Performance Obligations

Remaining performance obligations, represents the transaction price of contracts with customers for which work has not been performed and excludes unexercised contract options and potential orders under ordering-type contracts. As of December 31, 2022, the Company's remaining performance obligations are generally expected to be filled within the next 12 months. For the contracts that are greater than 12 months the Company has approximately $164.9 million in the aggregate of remaining performance obligations that are unsatisfied or partially unsatisfied as of December 31, 2022. T

Any adjustments to net revenues, cost of revenues, and the related impact to operating income are recognized as necessary in the period they become known. These adjustments may result from positive program performance, and may result in an increase in operating income during the performance of individual performance obligations, if we determine we will be successful in mitigating risks surrounding the technical, schedule and cost aspects of those performance obligations. Likewise, these adjustments may result in a decrease in operating income if we determine we will not be successful in mitigating these risks. Changes in estimates of net revenues, cost of revenues and the related impact to operating income are recognized on a cumulative catch-up basis in the period they become known, which recognizes in the current period the cumulative effect of the changes on current and prior periods based on a performance obligation's percentage of completion. A significant change in one or more of these estimates could affect the profitability of one or more of our performance obligations.

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

Two large solar projects have liquidated damages included within their customer contracts. In the event of a delay in the achievement of project milestones, the contracts specify the dollar amount of delay damages owed each day past the agreed upon milestone date. These delay liquidated damages are capped at 15% of the project contract price. During Q4 2022, the estimated completion dates on these two large solar projects were pushed passed milestone due dates in which the Company is contractually obligated to meet. As a result of these delays, the Company recorded liquidated damages as variable consideration, reducing the contract price on these two projects by a total of $17.1 million in 2022. This reduction in contract price along with additional estimated costs to complete the project resulted in a catch-up adjustment to reduce revenue recorded year-to-date by $21.4 million dollars. The customer on these two solar projects has the right to invoice, but as of March 31, 2023, has not yet sent an invoice for liquidated damages. Although the Company accrued for these liquidated damages in 2022, there is a possibility that some or all of the $17.1 million in liquidated damages could be reversed in future years if the customer does not invoice for these damages or if a legal settlement is reached.

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

The following table presents our revenues disaggregated by type of customer:

	For the Year Ended December 31, 2022				For the Year Ended December 31, 2021
(in thousands)	Electric Power	Telecommunications	Renewables	Total	Electric Power	Telecommunications	Renewables	Total

Utilities	$148,046	$915	$—	$148,961	$43,120	$—	$—	$43,120
Telecommunications	1,792	82,901	—	84,693	479	27,799	—	28,278
Renewables	—	—	85,766	85,766	—	—	11,550	11,550
Other	2,797	—	—	2,797	—	—	—	—
Total revenues	$152,635	$83,816	$85,766	$322,217	$43,599	$27,799	$11,550	$82,948

The following table presents our revenues disaggregated by type of contract:

	For the Year Ended December 31, 2022				For the Year Ended December 31, 2021
(in thousands)	Electric Power	Telecommunications	Renewables	Total	Electric Power	Telecommunications	Renewables	Total

Cost-plus contracts	$49,487	$327	$—	$49,814	$12,198	$—	$—	$12,198
Fixed price contracts	38,712	8,029	85,766	132,507	11,518	5,789	11,550	28,857
Unit price contracts	64,436	75,460	—	139,896	19,883	22,010	—	41,893
Total revenues	$152,635	$83,816	$85,766	$322,217	$43,599	$27,799	$11,550	$82,948

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

Orbital Infrastructure Group files consolidated income tax returns with its U.S. based subsidiaries for federal and many state jurisdictions in addition to separate subsidiary income tax returns in Australia, Canada, India, Belgium and the United Kingdom. As of December 31, 2022, the Company is not under examination by any income tax jurisdiction. The Company is no longer subject to U.S. examination for years prior to 2019.

Net Loss per Share

In accordance with FASB Accounting Standards Codification No. 260 (‘‘FASB ASC 260’’), ‘‘Earnings per Share,’’ basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of diluted shares outstanding during the period calculated using the treasury stock method. Due to the Company’s net loss in 2022 and 2021, the assumed exercise of stock options using the treasury stock method would have had an antidilutive effect and therefore all options for each of the two years were excluded from the calculation of diluted net loss per share. In addition, the Company had 16.2 million and zero stock warrants and 4.2 million and 3.0 million unvested restricted stock units outstanding at December 31, 2022, and 2021, respectively that were excluded from the calculation of diluted net loss per share. Accordingly, diluted net loss per share is the same as basic net loss per share for 2022 and 2021.

The following table summarizes the number of stock options outstanding:

	As of December 31,
	2022	2021
Options, outstanding	197,887	237,985

Any common shares issued as a result of stock options would come from newly issued common shares as granted under our equity incentive plans.

The following is the calculation of basic and diluted earnings per share:

	For the Years Ended December 31,
(In thousands, except dollars per share)	2022	2021
Continuing operations:
Loss from continuing operations, net of income taxes	$(277,935)	$(49,843)
Discontinued operations:
Income from discontinued operations, net of income taxes	(2,317)	(11,371)
Net loss	$(280,252)	$(61,214)

Basic and diluted weighted average number of shares outstanding	108,313,369	58,348,489

Loss from continuing operations per common share - basic and diluted	$(2.53)	$(0.86)
Earnings from discontinued operations - basic and diluted	(0.02)	(0.19)
Loss per common share - basic and diluted	$(2.55)	$(1.05)

Foreign Currency Translation

The financial statements of the Company's foreign offices have been translated into U.S. dollars in accordance with FASB ASC 830, ‘‘Foreign Currency Matters’’ (FASB ASC 830). All balance sheet accounts have been translated using the exchange rate in effect at the balance sheet date. Statement of Operations amounts have been translated using an appropriately weighted average exchange rate for the year. The translation gains and losses resulting from the changes in exchange rates during 2022 and 2021 have been reported in accumulated other comprehensive income (loss), except for gains and losses resulting from the translation of short-term intercompany receivables and payables, which are included in earnings for the period.

Segment Reporting

Operating segments are defined in accordance with ASC 280-10 as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The measurement basis of segment profit or loss is income (loss) from operations. Management has identified four operating segments based on the activities of the Company in accordance with ASC 280-10. These operating segments have been aggregated into three reportable segments. The three reportable segments are Electric Power, Telecommunications, and Renewables and an Other category.

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

o	Full Moon Telecom, LLC (acquired October 22, 2021) a Florida-based telecommunications services provider that offers an extensive array of wireless services capabilities and experience including Layer 2/Layer 3 Transport, Radio Access Network ("RAN") Integrations, test and turn-up of Small Cell systems and Integration/Commissioning of Distributed Antenna ("DAS") systems.
o	Coax Fiber Solutions, LLC (acquired March 7, 2022), is based in Loganville, Georgia. Founded in 2016, Coax Fiber Solutions is a GDOT Certified contractor specializing in Aerial Installation, directional drilling, trenching, plowing, and missile crews for telecommunications, power, gas, water, CCTV, ATMS, and traffic signal cable installation.

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

The Other category is made up primarily of the Company's corporate activities. This category does not include any operating segments and does not generate revenue. In addition, Orbital’s integrated operations and common administrative support for its operating units require that certain allocations be made to determine segment profitability, including allocations of shared and indirect costs (e.g., insurance costs) and certain general and administrative costs. Certain corporate costs are not allocated and include Board of Director fees and costs, certain legal fees, due diligence costs related to prospective acquisitions, and regulatory costs associated with being a publicly traded company. Unallocated corporate expenses and costs associated with discontinued operations are included in the all-other category.

The following information represents segment activity as of and for the year ended December 31, 2022:

(In thousands)	Electric Power	Telecommunications	Renewables	Other	Total
Revenues from external customers	$152,635	$83,816	$85,766	$—	$322,217
Depreciation and amortization (1)	26,911	4,863	2,001	64	33,839
Interest expense	18,158	218	10	19,427	37,813
Loss from operations	(88,045)	(22,112)	(68,137)	(9,283)	(187,577)
Segment assets (2)	167,245	67,920	18,932	17,474	271,571
Other intangibles assets, net	85,355	24,333	1,446	—	111,134
Goodwill	—	—	7,006	—	7,006
Expenditures for segment assets (3)	3,167	1,326	19	98	4,610

The following information represents segment activity as of and for the year ended December 31, 2021:

(In thousands)	Electric Power	Telecommunications	Renewables	Other	Total
Revenues from external customers	$43,599	$27,799	$11,550	$—	$82,948
Depreciation and amortization (1)	5,969	2,326	2,931	1,684	12,910
Interest expense	3,129	50	349	4,809	8,337
Income (loss) from operations	(13,215)	43	(19,043)	(20,576)	(52,791)
Segment assets (2)	273,726	80,800	28,324	28,459	411,309
Other intangibles assets, net	106,377	28,571	7,708	—	142,656
Goodwill	70,151	23,742	7,006	—	100,899
Expenditures for segment assets (3))	5,905	1,615	118	846	8,484

(1)

 For the year ended December 31, 2021, depreciation and amortization totals included $1.6 million that were classified in income from discontinued operations on the Consolidated Statements of Operations in the Other segment, with no such amounts in 2022. For the year ended December 31, 2022 depreciation and amortization totals included $0.6 million that was classified as cost of revenues in the Telecommunications segment, $13.2 million that was classified as cost of revenues in the Electric Power segment and $27 thousand that was classified as cost of revenue in the Renewables segment. For the year ended December 31, 2021 depreciation and amortization totals included $0.4 million that was classified as cost of revenues in the Telecommunications segment, $4.0 million that was classified as a cost of revenues in the Electric Power segment and $54 thousand that was classified as cost of revenue in the Renewables segment.

(2)	Other category includes assets held for sale of the discontinued Orbital Gas subsidiaries and Eclipse Foundation Group fixed assets held for sale.
(3)	Includes purchases of property and equipment and purchases of other intangible assets.

The Company's revenues and long-lived assets are primarily located in the U.S.

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

3.      INVESTMENTS AND FAIR VALUE MEASUREMENTS

The Company’s fair value hierarchy for its cash equivalents, marketable securities and financial instruments as of  December 31, 2022 and December 31, 2021, respectively, was as follows:

(In thousands)
December 31, 2022	Level 1	Level 2	Level 3	Total
Contingent Consideration	$—	$—	$570	$570
Front Line Power Construction seller financed debt, net of discount	—	68,753	—	68,753
Financial instrument liability - related to Syndicated debt	—	—	536	536
Financial instrument liability - related to Front Line Power Construction seller financed debt	—	—	43,693	43,693
Prepaid advance agreement	—	1,829	—	1,829
Warrant liability	—	—	1,777	1,777
Total liabilities	$—	$70,582	$46,576	$117,158

December 31, 2021	Level 1	Level 2	Level 3	Total
Contingent Consideration	$—	$—	$720	$720
Front Line Power Construction seller financed debt, net of discount	—	86,183	—	86,183
Financial instrument liability	—	—	825	825
Total liabilities	$—	$86,183	$1,545	$87,728

Fair Value Measurements
Using Significant Unobservable Inputs (Level 3 - recurring basis)
(In thousands)	Financial Instrument Liability -related to Front Line Power Construction Seller Financed Debt
Balance at December 31, 2021	$—
Fair value of financial instrument liability at inception	26,782
Fair value adjustment to financial instrument liability	16,911
Balance at December 31, 2022	$43,693

As part of the purchase of Front Line, the Company paid the sellers, Tidal Power and Kurt Johnson, a certain number of shares of restricted stock. To the extent that if the value of the shares previously issued to Tidal Power were less than $4.00 per share upon expiration of the restriction period on April 1, 2023, the Company has agreed to pay additional consideration to Tidal Power so that the value of Tidal Power's shares are equal to no less than $28,852,844. For the Johnson lockup letter, the Company agreed to pay additional consideration to Mr. Johnson upon expiration of the restriction period on April 1, 2023, so that the value of his stock consideration is no less than $17,635,228, which is equal to $4.00 per common share.

Fair Value Measurements
Using Significant Unobservable Inputs (Level 3 - recurring basis)
(In thousands)	Contingent Consideration
Balance at December 31, 2021	$720
Fair value adjustment	(150)
Balance at December 31, 2022	$570

The Company evaluated the contingent consideration for fair value as of December 31, 2022 using a third-party valuation specialist. Significant unobservable inputs include projected future EBITDA, future estimated growth rate, estimated discount rate, and estimated volatility. Based upon this evaluation, the contingent consideration was reduced by $150 thousand resulting in a contingent consideration of $570 thousand at December 31, 2022.

Fair Value Measurements
Using Significant Unobservable Inputs (Level 3 - recurring basis)
(In thousands)	Financial Instrument Liability - related
to Syndicated debt
Balance at December 31, 2021	$825
Issuance of shares upon exercise and reset of financial instrument	(7,667)
Fair value adjustment to financial instrument liability	7,378
Balance at December 31, 2022	$536

In conjunction with the Company issuing $105 million of debt to a syndicate of lenders, the Company committed to issuing 1,690,677 shares of stock to the lenders in the syndicate in a subscription agreement. Included in the subscription agreement is a provision that provides for additional shares to be issued to the lenders of the syndicate if the Company issues shares of common stock in an offering at a price lower than $2.36 per share amount ("the reference price"), for the shares initially issued to the lenders in the syndicate. This financial instrument was valued as a put option using the Black Scholes option pricing model. Unobservable inputs include volatility, exercise price, and time to expiration. The put expires at the maturity of the Company's seller notes. In 2022, there were five separate issuances via the financial instrument for a total of 25.0 million shares. The updated reference price as of December 31, 2022 was $0.15.

Fair Value Measurements
Using Significant Unobservable Inputs (Level 3 - recurring basis)
(In thousands)	Warrant Liability
Balance at December 31, 2021	$—
Proceeds from sale of warrants including pre-funded warrants	19,800
Exercise of pre-funded warrants, net of exercise proceeds	(6,938)
Fair value adjustment to warrant liability	(11,085)
Balance at December 31, 2022	$1,777

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

The accompanying warrants have an exercise price of $1.31, and were exercisable 6-months after their date of issuance and will expire on the fifth anniversary of the original issuance date. Common stock warrants are accounted for in accordance with applicable accounting guidance provided in ASC Topic 815, Derivatives and Hedging - Contracts in Entity's Own Equity (ASC Topic 815), as either derivative liabilities or equity instruments depending on the specific terms of the warrant agreement. The Company’s warrants are considered to be derivative warrants, are classified as liabilities, and are recorded at fair value. The warrants are subject to re-measurement at each balance sheet date and any change in fair value is recognized as a component of change in fair value of warrant liability in the consolidated statements of operations. The Company uses the Black-Scholes pricing model to estimate the fair value of the related derivative warrant liability. Unobservable inputs include volatility, exercise price, and time to expiration.

There were no transfers between Level 3 and Level 2 in 2022 as determined at the end of the reporting period.

The fair values of the reporting units subject to the Company’s quantitative impairment analysis were determined utilizing a blend of a market and an income approach to determine the estimated fair values of the reporting units, as discussed in Note 2. The fair value measurements and models were classified as non-recurring Level 3 measurements.

Investment in VPS

The Company has a minority ownership in Virtual Power Systems ("VPS"). The VPS investment basis at  December 31, 2022 and  December 31, 2021 was $1.1 million and $1.1 million, respectively, as reflected on the condensed consolidated balance sheets. The investment is held at  December 31, 2022 under the cost method of accounting for investments.

4.             PROPERTY AND EQUIPMENT, NET

Property and equipment from continuing operations is summarized as follows:

	At December 31,
(In thousands)	2022	2021
Leasehold improvements	$292	$272
Equipment	36,200	32,762
Property and equipment, gross	36,492	33,034
Less accumulated depreciation	(13,562)	(3,396)
Property and equipment, net	$22,930	$29,638

Depreciation expense from continuing operations for the years ended  December 31, 2022 and 2021 was $15.4 million and $5.0 million, respectively. For the year ended December 31, 2022, depreciation totals included $0.6 million that was classified as cost of revenues in the Telecommunications segment, $13.2 million that was classified as cost of revenues in the Electric Power segment and $27 thousand as cost of revenues in the Renewables segment. For the year ended  December 31, 2021, depreciation totals included $0.4 million that was classified as cost of revenues in the Telecommunications segment, $4.0 million that was classified as cost of revenues in the Electric Power segment and $54 thousand as cost of revenues in the Renewables segment.

During the year ended December 31, 2022, the Company's continuing operations disposed of $2.1 million of property and equipment with an accumulated depreciation at disposal of $1.4 million. Cash and non-cash proceeds from sale was $0.6 million and a loss of $49 thousand.

During the year ended December 31, 2021, the Company's continuing operations disposed of $0.2 million of property and equipment with an accumulated depreciation at disposal of $39 thousand. Cash and non-cash proceeds from sale was $0.2 million and a gain of $14 thousand.

5.             GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The Company records goodwill associated with its acquisitions of businesses when the consideration paid exceeds the fair value of the net tangible and identifiable intangible assets acquired. Goodwill balances are evaluated for potential impairment on an annual basis. The current guidance requires the Company to perform an annual impairment test of our goodwill or at an interim period if there is an event that occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We are required to perform our annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. As of December 31, 2022, the Company has four operating segments that are also considered reporting units for goodwill impairment testing. The four operating segments are: Front Line Power Construction, LLC, Orbital Power Inc., Orbital Solar Services, and Gibson Technical Services, which includes  IMMCO, Inc., Full Moon Telecom, LLC, and Coax Fiber Solutions. The four operating segments are grouped into three reportable segments, Telecommunications (GTS),  Renewables (OSS), and Electric Power (FLP and OPI).

We would be required to recognize an impairment charge for the amount by which the reporting unit's carrying amount exceeds its fair value up to but not to exceed the amount of the goodwill. The Company acquired Coax Fiber Solutions in the first quarter of 2022 and recorded $1.5 million of goodwill associated with the acquisition. As of May 31, 2022, the annual testing date, the Company completed a quantitative analysis to determine whether the carrying value, including goodwill, exceeded the fair value for each reporting unit. To complete the review, management evaluated the fair value of the Goodwill and considered all known events and circumstances that might trigger an impairment of goodwill. The review of goodwill determined that the fair value of each of the reporting units exceeded the carrying value and thus no impairment was necessary during the quarter ended June 30, 2022.

The Company performed a second goodwill impairment analysis as of  June 30, 2022 due to a 42-percent drop in the Company's stock price between  May 31, 2022 and  June 30, 2022, that caused an overall decrease in the Company’s market capitalization. We performed the interim impairment tests consistent with our approach for annual impairment testing, including similar models, inputs, and assumptions. As a result of the interim impairment testing, no impairment was identified as of  June 30, 2022.

During the third quarter of 2022, triggering events were identified which led to performing interim goodwill impairment testing of our reporting units as of  September 30, 2022. These events included a further decrease in the Company's market capitalization, the significant loss in the Renewables segment in the third quarter of 2022, interest rate increases and limitations on accessing capital, which raised substantial doubt regarding the Company’s ability to continue as a going concern. The fair value for our reporting units for the interim testing was valued using a market approach. The impairment assessment resulted in a conclusion that goodwill in the Front Line Power and GTS reporting units was impaired by $70.2 million and $25.8 million, respectively, during the three months ended  September 30, 2022. The impairment assessment concluded that the fair value of the Renewables reporting unit was in excess of its carrying amount, which was negative. After impairments the Company had $7.0 million of goodwill remaining associated with Orbital Solar Services ("OSS") acquired in 2020. At the same time as the goodwill impairment, the Company assessed the other intangibles in the Renewables segment and determined that the Customer relationship intangible was fully impaired and the remaining $4.3 million of book value was written off.

In the fourth quarter of 2022, triggering events were identified which led to performing an additional Indefinite-lived intangibles impairment test. These events included a further decrease in the Company's market capitalization, the significant loss in the Renewables segment, interest rate increases and limitations on accessing capital, which raised substantial doubt regarding the Company's ability to continue as a going concern.  The Company's intangible assets were valued using a relief from royalties method which resulted in impairment. The impairment assessment included significant assumptions related to revenue growth rates, royalty rates, and discount rates. For the year ended December 31, 2022, management concluded that Indefinite-lived intangibles were impaired by $9.3 million dollars primarily attributable to the Front Line and GTS trade names.

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

The following table reflects the carrying amount of goodwill as of  December 31, 2022 and 2021, and the 2022 activity:

(In thousands)	Electric Power	Telecommunications	Renewables	Other	Total
Balance, December 31, 2021	$70,151	$23,742	$7,006	$—	$100,899
Acquisition of Coax Fiber Solutions	—	1,530	—	—	1,530
Working capital adjustment	—	528	—	—	528
Impairment	(70,151)	(25,800)	—	—	(95,951)
Balance, December 31, 2022	$—	$—	$7,006	$—	$7,006

See Note 17 - Business Combinations for more information on Goodwill.

Other intangible assets

At December 31, 2022 and 2021, the gross carrying amount and accumulated amortization of intangible assets, other than goodwill, are as follows:

Finite-lived intangible assets (in thousands)		(In years)	December 31, 2022				December 31, 2021
	Estimated Useful Life (in years)	Weighted average remaining amortization period	Gross Carrying Amount	Accumulated Amortization	Impairment	Identifiable Intangible Assets, less Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Identifiable Intangible Assets, less Accumulated Amortization
Electric Power
Order backlog	1	—	9,186	(9,186)	—	—	9,186	(1,148)	8,038
Customer relationships - Front Line	15	13.89	84,012	(6,301)	—	77,711	84,012	(700)	83,312
Total Electric Power			93,198	(15,487)	—	77,711	93,198	(1,848)	91,350

Telecommunications
Customer Relationships - GTS	10	8.29	$16,075	$(2,760)	$—	$13,315	$16,075	$(1,152)	$14,923
Customer Relationships - IMMCO	10	8.58	3,800	(547)	—	3,253	3,800	(158)	3,642
Customer Relationships - Full Moon	10	8.82	210	(25)	—	185	210	(4)	206
Technology - Know How	4	2.58	1,459	(519)	—	940	1,459	(152)	1,307
Software - IMMCO	3	1.23	1,126	(519)	—	607	547	(93)	454
Non-compete agreements - GTS	5	3.29	385	(132)	—	253	385	(55)	330
Total Telecommunications			23,055	(4,502)	—	18,553	22,476	(1,614)	20,862

Renewables
Customer Relationships	5	—	—	—	(4,323)	—	8,647	(3,027)	5,620
Trade name - Reach Construction Group	1	—	1,878	(1,878)	—	—	1,878	(1,878)	—
Non-compete agreements	5	2.25	3,212	(1,767)	—	1,445	3,212	(1,124)	2,088
Total Renewables			5,090	(3,645)	(4,323)	1,445	13,737	(6,029)	7,708

Other category
Computer software	3	—	726	(726)	—	—	713	(713)	—
Product certifications	3	—	—	—	—	—	36	(36)	—
Total Other category			726	(726)	—	—	749	(749)	—

Total identifiable finite-lived other intangible assets			122,069	(24,360)	(4,323)	97,709	130,160	(10,240)	119,920

Identifiable indefinite-lived other intangible assets

Electric Power
Trade name - Front Line			15,027	—	(7,383)	7,644	15,027	—	15,027

Telecommunications
Trade name - GTS			6,388	—	(1,746)	4,642	6,388	—	6,388
Trade name - IMMCO			1,162	—	(182)	980	1,162	—	1,162
Trade name - Full Moon			159	—	—	159	159	—	159
Total Telecommunications			7,709	—	(1,928)	5,781	7,709	—	7,709
Total identifiable indefinite-lived other intangible assets			22,736	—	(9,311)	13,425	22,736	—	22,736

Total identifiable other intangible assets			$144,805	$(24,360)	$(13,634)	$111,134	$152,896	$(10,240)	$142,656

Intangible asset amortization by category was as follows:

	For the Years Ended December 31,
(In thousands)	2022	2021

Trade name	$—	$469
Customer relationships	8,915	3,744
Technology - Know How	368	152
Computer software	427	96
Noncompete agreements	720	697
Order Backlog	8,038	1,148
Intangibles held by discontinued operations	—	1,396
Total amortization	$18,468	$7,702

Estimated future amortization by category of finite-lived intangible assets at  December 31, 2022 was as follows:

	For the Years Ended December 31,
						2028 and
(In thousands)	2023	2024	2025	2026	2027	thereafter	Totals
Customer relationships	$7,609	$7,609	$7,609	$7,609	$7,609	$56,419	$94,464
Technology-Know How	365	365	210	—	—	—	940
Computer software	466	141	—	—	—	—	607
Non-compete agreements	719	719	238	22	—	—	1,698
Total amortization	$9,159	$8,834	$8,057	$7,631	$7,609	$56,419	$97,709

The Company tests for impairment of Indefinite-lived intangibles in the second quarter of each year and when events or circumstances indicate that the carrying amount of Indefinite-lived intangibles exceeds its fair value and may not be recoverable.

During the third and fourth quarter of 2022, triggering events were identified which led to performing Indefinite-lived intangibles impairment testing.  These events included a further decrease in the Company's market capitalization, the significant loss in the Renewables segment, interest rate increases and limitations on accessing capital, which raised substantial doubt regarding the Company's ability to continue as a going concern.  The Company's intangible assets were valued using a relief from royalties method which resulted in impairment in Q4 2022. For the year ended  December 31, 2022, management concluded that Indefinite-lived intangibles were impaired by $9.3 million dollars.

6.          INSTRUMENTS AND RISK MANAGEMENT

The Company has limited involvement with derivative instruments and does not trade them. Financial instruments held by the Company include warrant liabilities, and financial instruments associated with the Company's Front Line Power seller financed debt and its Syndicated debt. For more information on these financial instruments, see Note 3 Investments and Fair Value Measurements.

At December 31, 2022 and 2021, the Company had no derivative instruments designated as effective hedges.

7.          NOTES PAYABLE

Notes payable is summarized as follows:

	As of December 31,
(In thousands)	2022	2021
Syndicated debt (1)	$114,725	$105,000
Seller Financed notes payable - Front Line Power Construction, LLC acquisition (2)	69,168	86,730
Note payable - financing notes (3)	2,210	1,357
Seller Financed notes payable - Reach Construction Group, LLC acquisition (4)	3,480	3,480
Vehicle and equipment loans (5)	2,014	222
Non-recourse payable agreements (6)	10,400	8,269
Notes payable - Institutional investor (7)	60,780	33,922
Prepaid Advance agreement (8)	1,829	—
Conditional settlement note payable agreement (9)	2,250	3,000
Full Moon and CFS - loans to prior owners (10)	29	2
Subtotal	266,885	241,982
Unamortized prepaid financing fees and debt discounts	(21,649)	(12,603)
Total long-term debt	245,236	229,379
Less short term notes and current maturities of long term notes payable	(144,708)	(72,774)
Notes payable, less current portion	$100,528	$156,605

(1)

On November 17, 2021, the Company entered into a credit agreement and associated documents (the “Credit Agreement”) with Alter Domus (US), LLC (“Alter Domus”), as administrative agent and collateral agent and various lenders (the “Lenders”) in order to enable the Company to finance the acquisition of Front Line Power Construction, LLC. The Lenders made a Term Loan to Front Line in the initial principal amount of $105,000,000 for the purposes of financing the acquisition and the associated expenses. The term loan initially bears interest at the three-month Adjusted LIBOR Rate, plus the Applicable Margin, of which 2.5% may be paid in-kind. The Term Loan shall be repaid in consecutive quarterly installments of $262,500, and commenced on June 30, 2022. The Credit Agreement provides for mandatory prepayments on the occurrence of events such as sales of assets, Consolidated Excess Cash Flow and Excess Receipts during the term. The credit agreement provides for prepayment premiums (initially 5% on prepayments made in the first 30 months of the term, declining to 1% in the final year of the term). The Term Loan matures on November 17, 2026, subject to acceleration on Events of Default. The interest rate on the term notes at December 31, 2022 was 17.15% with an effective rate of 23.2%. In  November 2022, The Company resolved a dispute with the Syndicated lenders whereby the Syndicated lenders deemed the Company to be in default of its credit agreement due to the Company using proceeds from Front Line Power's operations to pay down $9.5 million of the Company's working capital adjustment with the sellers of Front Line Power. As part of a consent agreement with the lenders, the Company agreed to pay the lenders in a paid-in-kind amount of $10.5 million, which was added to the Syndicated debt balance and included $1.0 million of interest calculated from the date of the first intercompany advance that the Company made. The $10.5 million was added to the original issue discount and will be amortized to interest expense over the life of the loan. At December 31, 2022 and 2021, the Company was in compliance with all debt covenants.

(2)

On November 17, 2021, the Company entered into two unsecured promissory notes, one with Kurt A Johnson, Jr, for $34,256,000 and the second for $51,384,000 with Tidal Power Group LLC. These promissory notes bear interest at a rate of 6% per annum and as modified on April 29, 2022 and December 30, 2022, $20 million was paid on May 6, 2022, $15 million is due on or before April 1, 2023 and the remaining balance is due on May 31, 2023. On December 10, 2021, Kurt A Johnson Jr. received an additional unsecured promissory note in the principal sum of $1,090,000 also with a 6% per annum interest rate in exchange for a reduction of shares issued to Kurt of 400,000. This note was paid off as part of the  May 6, 2022 payment. Additionally in amendments to the note, the Company also agreed to reduce the restriction period under the Tidal Lockup letter from two years to one year and to the extent that if the value of the shares previously issued to Tidal Power were less than $4.00 per share upon expiration of the restriction period ending April 1, 2023, the Company has agreed to pay additional consideration to Tidal Power so that the value of Tidal Power's shares are equal to no less than $28,852,844. For the Johnson lockup letter, the Company agreed to pay additional consideration to Mr. Johnson upon expiration of the restriction period ending April 1, 2023, so that the value of his stock consideration is no less than $17,635,228, which is equal to $4.00 per common share. Any shortfall would be made up by issuing Mr. Johnson additional common shares. In 2022, the Company recorded a $26.2 million loss on extinguishment related to these loan modifications.

(3)

The Company executes notes payable with First Insurance Funding for the purposes of financing a portion of the Company's insurance coverage. The Company executed two notes payable in the third quarter of 2021 for $1.7 million and $54 thousand, respectively at interest rates of 3.00% and 4.35%, respectively. In the fourth quarter of 2021, the Company executed one additional notes payable for $0.5 million at an interest rate of 4.35%. These three notes payable were paid off in 2022. The Company executed a note payable in July 2022 for $3.3 million and one in November 2022 for $0.7 million both at 3.28% interest. These two notes are scheduled to mature in May 2023.

(4)	Includes two seller-financed notes payable, one for $5 million and the second for $1.5 million. In August 2021, the $5 million note was amended from its original 18-month term; the Company paid $1 million in cash and exchanged 155,763 shares of common stock in exchange for an additional $1 million reduction in principal. The new loan had a face value of $2.0 million at a rate of 6% per annum and was recorded based on an estimated market interest rate of 10% per annum with an original issue discount of $48 thousand. The second seller financed note payable is due 36-months from the April 1, 2020 acquisition date. Both notes had an original stated interest rate of 6% per annum. In 2022, the Company filed and served a Federal Civil Complaint asserting various causes-of-action against the holder of the note, including misrepresentations made during the course of negotiating this transaction. Based on that complaint, the evidence contained therein, and the conduct described, the Company reasonably believes that it owes no additional compensation as a result of this transaction.

(5)	Includes vehicle and equipment loans with interest rates ranging from 0.00% to 9.15%.

(6)	The Company entered into a non-recourse agreement, which was originated in November 2021 with a face amount of $9.5 million. The Company received net cash proceeds of $6.9 million. The Company recorded a liability of $9.5 million and a debt discount of $2.6 million. Under the terms of the agreement, for the first 12 weeks, the Company made weekly payments of $148 thousand and for the final 20 weeks, the Company was to make payments of $384 thousand. The agreement had no stated interest rate, but the discount and loan origination fees were being amortized based on an 89% interest rate. In April, 2022, the Company took out three non-recourse agreements for the sale of future revenues in the combined amount of $20.2 million. The Company received approximately $13.3 million after the deduction of an original issue discount and upfront fees. In April 2022, the Company used part of the proceeds from these non-recourse agreements to pay off the non-recourse note of $4.2 million that was on the balance sheet as of March 31, 2022 and recorded a loss on extinguishment of $0.4 million. The loans vary in length from 26 to 48 weeks. The Company paid off the smallest of the three notes in June 2022 and recorded a loss on extinguishment of $0.1 million. Discounts on the remaining agreements were being amortized based on an effective interest rate of 88% and were scheduled to mature in the first quarter of 2023. In December 2022, The Company refinanced the remaining two agreements and recorded a loss on extinguishment of $0.5 million. As part of the refinancing, the Company took our three new agreements with a combined face amount of $11.4 million, which included combined original issue discounts of $3.6 million. Payments are $260 thousand per week until the agreements mature in October 2023, and the discounts are being amortized at a 94% effective interest rate. The combined carrying value of the agreements net of the approximately $3.0 million of original issue discounts at December 31, 2022 was $7.4 million.

(7)

On  March 23, 2021, the Company completed a note payable agreement with an institutional investor with a face amount of $10.7 million, a stated interest rate of 9.0%, an estimated effective interest rate of 19.6%, and an original issue discount of $1.0 million.  This note was paid off in  August 2022.

On  May 11, 2021, the Company completed a note payable agreement with the institutional investor with a face amount of $10.7 million, a stated interest rate of 9.0% per annum, and estimated effective interest rate of 19.6% at inception, and a combined original issue discount and unamortized prepaid fees of $1.0 million. The net proceeds were to be used for working capital, future acquisitions and general corporate purposes. Beginning six (6) months from the purchase price date, investor has the right, in its sole and absolute discretion, to redeem all or any portion of the Note (such amount, the “Redemption Amount”) subject to the maximum monthly redemption amount of $1 million per calendar month, by providing Company with a “Redemption Notice." This note was refinanced in December 2022 as part of a forbearance and investment agreement with the investor - see description below.

On  December 20, 2021, the Company completed a note payable agreement with the institutional investor with a face amount of $16.1 million, an original issue discount of $1.1 million, and a stated interest rate of 9.0%. The original issue discount has been amortized to interest expense starting with an estimated effective interest rate of 16.3%, which was later adjusted to 11.8% as of December 2022 due to changes in timing of payments. The note payable is payable within eighteen (18) months after the purchase date and the creditor  may request payment of up to $1.5 million per month beginning 6 months after initial issuance. The carrying value was $17.2 million at December 31, 2022.

On  June 9, 2022, the Company completed a note payable agreement with the institutional investor with a face amount of $10.7 million, a stated interest rate of 9.0%, an estimated effective interest rate of 16.4%, which was later adjusted to 14.4% due to changes in timing of payments and an original issue discount of $0.7 million. The note payable is payable within eighteen (18) months after the purchase date and the creditor  may request payment of up to $1.0 million per month beginning 6 months after initial issuance. This note also includes a debt reduction clause whereby the Company agreed to make payments on all of its outstanding agreements with the investor totaling at least $4 million for each of the months of  June and   July 2022. If the Company failed to make the required payments, the Lender’s sole and exclusive remedy was to require as liquidated damages, a ten percent (10%) increase to the outstanding balance for such month on this note. This note was refinanced in December 2022 as part of a forbearance and investment agreement with the investor - see description below.

On  August 2, 2022, the Company completed a note payable agreement with the institutional investor with a face amount of $8.6 million, a stated interest rate of 9.0%, an estimated effective interest rate of 16.4%, and an original issue discount of $0.6 million. The note payable was payable within eighteen (18) months after the purchase date and the creditor could request payment of up to $0.8 million per month beginning 6 months after initial issuance. This note also included a debt reduction clause whereby the Company had agreed to make payments on all of its outstanding agreements with the investor totaling at least $4 million for each of the months of  October,  November and  December 2022. If the Company failed to make the required payments, the Lender’s sole and exclusive remedy was to require as liquidated damages, a ten percent (10%) increase to the outstanding balance for such month on this note. This note was refinanced in December 2022 as part of a forbearance and investment agreement with the investor - see description below.

On  September 29, 2022, the Company completed a note payable agreement with the institutional investor with a face amount of $5.4 million, a stated interest rate of 9.0%, an estimated effective interest rate of 16.5%, and an original issue discount of $0.4 million. The note payable was payable within eighteen (18) months after the purchase date and the creditor could request payment of up to $0.5 million per month beginning 6 months after initial issuance. This note also includes a debt reduction clause whereby the Company has agreed to make payments on all of its outstanding agreements with the investor totaling at least $4 million for each of the months of  February,  March and  April 2023. If the Company failed to make the required payments, the Lender’s sole and exclusive remedy was to require as liquidated damages, a ten percent (10%) increase to the outstanding balance for such month on this note. This note was refinanced in December 2022 as part of a forbearance and investment agreement with the investor - see description below.

On December 9, 2022, the Company entered into a Forbearance and Investment Agreement with an institutional investor and its successors and/or assigns, an institutional accredited investor pursuant to which the Company issued a Secured Promissory Note in the face amount of $42.1 million (the “New Note”). The New Note reflects the cancellation of $36.7 million of obligations under certain prior promissory notes issued to the institutional investor and $5,000,000 of additional funds made available to the Company.  As part of the cancellation of the former debt, the Company recorded a loss on extinguishment of $1.3 million.

The New Note carries an original issue discount of $350,000 and reimbursement of Investor’s transactional expenses of $50,000, which are included in the initial principal balance of the New Note. The New Note bears interests at nine percent (9%) per annum and has a maturity date of 18 months after its issuance date of December 9, 2022. We may prepay all or a portion of the outstanding obligations under the New Note at a price equal to 115% of the amount we elect to prepay. Beginning six (6) months after December 9, 2022, the Investor has the right to redeem up to $2,500,000 per month of amounts due under the New Note, as more fully described in the New Note.

Subject to certain conditions, as described in the New Agreement, the Investor agreed to fund an additional $5.0 million to us on each of January 15, 2023 and February 15, 2023.

As a result of the Company not meeting its debt reduction requirements in various months during 2022, the Company recorded a total of $8.0 million of liquidated damages in 2022.

(8)	On August 18, 2022, the Company entered into a Prepaid Advance Agreement (the “PPA”) with YA II PN, Ltd., a Cayman Islands exempt limited partnership (“Yorkville”). In accordance with the terms of the PPA, the Company may request advances of up to $5.0 million from Yorkville (or such greater amount that the parties may mutually agree) (the “Pre-Paid Advance”), with a limitation on outstanding Pre-Paid Advances of $5.0 million and an aggregate limitation on the Pre-Paid Advances of $50.0 million. Each such Pre-Paid Advance will be offset upon the issuance of the Company’s common stock, par value $0.001 per share (“Common Stock”) to Yorkville at a price per share equal to the lower of: (a) a price per share equal to $0.01 above the market price on The Nasdaq Global Select Market (“Nasdaq”) as of the trading day immediately prior to the date of each closing (the “Fixed Price”), or (b) 96% of the lowest daily volume weighted average price of our Common Stock on Nasdaq during the five (5) trading days prior to each conversion date (the “Market Price” and the lower of the Fixed Price and the Market Price shall be referred to as the “Purchase Price”); however, in no event shall the Purchase Price be less than $0.20 per share. The Company elected the fair value option for this agreement with the debt being marked to market on a quarterly basis. The debt had an original issue discount of $150 thousand and with a carrying value of $1.8 million at December 31, 2022. The discount is amortized through interest expense over the life of the loan. The note had an original maturity date of October 27, 2022, which was extended to February 2023 in October 2022. See note 3 for fair value information on this prepaid advance agreement.

(9)

In October 2020, the Company entered into a conditional settlement agreement with a subcontractor as amended to make payments of $3.5 million, of which $2.6 million is at zero interest, $0.9 million is at 5% interest and the total term of the agreement as amended to be two and a half years. The Company made a $0.5 million payment in the fourth quarter of 2021. The Company made a $150,000 payment in February 2022, a $350,000 payment on  March 31, 2022, and a $150,000 payment in December 2022. The Company is scheduled to make the final payments on the note in 2023 with the final payment of $1.5 million along with any accrued interest in April 2023.

(10)	Represents Full Moon Telecom, LLC and Coax Fiber Services opening balance sheet loan to prior Full Moon Telecom, LLC and Coax Fiber Services owners.

The following shows the elements of the Non-recourse payable agreements:

(In thousands)
	Face Value	Repayments	Loan Origination Fees	Discounts	Amortization of Discounts	Balance as of December 31, 2022
Non-recourse payable agreements	$11,440	$(1,040)	$(160)	$(3,440)	$555	$7,355

The following table details the maturity of the notes payable for Orbital Infrastructure Group, Inc.:

(In thousands)
As of December 31,
2022
2023	$176,383
2024	24,835
2025	21,318
2026	131,680
2027	138
Less interest portion of payments	(109,118)
Total	$245,236

8.           LINE OF CREDIT

On  August 19, 2021, the Company's GTS subsidiary entered into a $4.0 million variable rate line of credit agreement. Interest accrues at a rate of 2.05% over the Daily Simple Secured Overnight Financing Rate ("SOFR") index rate. In November 2022, the maturity date for the line of credit was extended to November 2023. At December 31, 2022 the Company had a $4.0 million outstanding balance on the line of credit and zero dollars were available for borrowing. Collateral on the line of credit includes inventory, accounts receivable, equipment and general intangibles. The line of credit agreement includes certain affirmative covenants, all of which the Company was in compliance with as of December 31, 2022.

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

Off-Balance Sheet Arrangements - Performance and Payment Bonds and Parent Guarantees

In the ordinary course of business, Orbital Infrastructure Group and its subsidiaries are required by certain customers to provide performance and payment bonds for contractual commitments related to its projects. These bonds provide a guarantee to the customer that the Company will perform under the terms of a contract and that the Company will pay its subcontractors and vendors. If the Company fails to perform under a contract or to pay its subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. The Company must reimburse the surety for expenses or outlays it incurs. The bonds will remain in place as the Company completes projects and resolves any disputed matters with the customers, vendors and subcontractors related to the bonded projects. As of  December 31, 2022 the total amount of the outstanding performance and payment bonds was approximately $16.4 million. Orbital Solar Services has bonding for unconsolidated third parties related to two separate projects that had $16.0 million left to complete the jobs. Front Line Power had $0.4 million dollars in bonding related to ongoing electric power work for an individual customer. The Company does not expect any liability associated with these off-balance sheet arrangements.

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

The Company and its subsidiary, OSS, are also involved in a contract dispute with Jingoli Power (“Jingoli”) regarding the Joint Venture between Jingoli and OSS for construction of the Black Bear and Happy - Lightsource BP Projects.  The Company contends that Jingoli unjustifiably and without proper authority took over management and control of the two projects and that, as a direct result of Jingoli’s mismanagement, the projects have suffered significant losses. The Company has disclosed and accrued losses including liquidated damages for both projects and is currently pursuing its contractual remedies to collect on losses from Jingoli.

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

Syndicated debt - subscription agreement financial instrument

To the extent that the Company issues shares of its common stock at a price less than the current reference price, the Company is obligated to issue additional shares to the syndicated lenders based on formulas included in their subscription agreements. When additional shares are issued to the lenders, the reference price is reset. The reference price was $0.15 at  December 31, 2022. The financial instrument liability had a fair value of $0.5 million at  December 31, 2022. See Note 3 for additional information on the fair value of the financial instrument as of December 31, 2022.

10.          STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION

Common Stock Dividend Restrictions

As of December 31, 2022, there are no restrictions on common stock dividends. Also, at December 31, 2022 and 2021, retained earnings were not restricted upon involuntary liquidation.

S-3 registration and share issuances

The Company filed an S-3 registration statement on July 17, 2020 containing a prospectus that was effective in September 2020. The Company utilized this filing in January 2021 to issue common stock for $45 million before costs. The Company filed a new S-3 shelf registration in January 2021, which, as amended, became effective in April 2021. With this filing, Orbital Infrastructure Group may from time-to-time issue various types of securities, including common stock, preferred stock, debt securities and/or warrants, up to an aggregate amount of $150 million. The Company utilized this S-3 registration to issue additional common stock in July 2021 for $38 million before costs of approximately $2.3 million for net proceeds of approximately $35.7 million. In April 2022, the Company issued 9,000,000 shares of common stock and pre-funded warrants to purchase up to 7,153,847 shares of Common Stock for a total raise of $21.0 million before expenses. Warrants were included as warrant liabilities at December 31, 2022. In addition, the Company issued 16,153,847 warrants exercisable at $1.31 that are not prefunded but are reserved against the S-3 in the amount of $21.2 million. In the third and fourth quarters of 2022, the Company issued an additional $3.9 million in common shares against the S-3 leaving $65.9 million against the S-3 for future issuances.

Other share issuances

The Company has debt with an institutional investor that on occasion has accepted common stock in lieu of scheduled cash payments. In 2022, the Company issued 20,297,993 shares to this investor for $15.9 million including a $2.8 million loss on extinguishment.

In 2022, the Company issued 24,963,451 common shares as part of a subscription agreement with the lenders of the Company's syndicated debt. See Note 3 - Investments and Fair Value Measurements and Note 9 - Commitments and Contingencies for more information on the related subscription financial instrument.

Stock Appreciation Rights ("SARS")

Through  December 31, 2021, the Company had been vesting a series of stock appreciation rights (SARS) to be settled in cash to certain executives. At December 31, 2021 there were 3,126,000 of non-vested cash-settled SARS outstanding at a weighted average fair value of $1.45. The Company recorded $2.1 million of compensation related to SARs in the year ended December 31, 2021. Unamortized expense for SARS at December 31, 2021 was $4.3 million.

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

The number of SARS granted to each of the executives equated to the corresponding dollar amount of a portion of the cash bonus otherwise due to them pursuant to their employment agreements. The SARS were subject to acceleration upon a change in control or termination of the executive’s employment with the Company in certain circumstances.

Month Issued	April 2021
Number Issued	3,770,960
Interest Rate	0.34%
Estimated Volatility	156%
Stock Price at Issuance	$4.17
Years to Maturity	1.5
Grant date Value per Right	$3.56

The 2021 grant was issued with a $2.89 exercise price.

The SARS were valued using a binomial lattice model. Because the SARS were to be settled in cash, the obligation for them was accounted for as a liability rather than equity. Quarterly, the SARS were revalued and the new value was amortized. Information on the 2021 grant date value of the SARS and weighted average inputs to the binomial lattice model are as follows:

2021
Weighted average expected term at December 31 (years)	1.55
Total fair value of all awards at December 31	$6,979,824
Total fair value of all vested awards at December 31	$2,701,802
Total intrinsic value at December 31	$1,255,078

Restricted Stock Units:

In 2022, the Company granted Restricted stock units to certain key employees of the Company from the Company's 2020 Incentive Award Plan. RSUs generally vest over 3 years. In 2022, there were four grants totaling 823,883 units that immediately vested. New common shares are issued for vested RSUs. RSU activity in 2022 and 2021 was as follows:

	Number of restricted stock units	Weighted-average grant date fair value

Non-vested shares, December 31, 2020	—	$—
Granted	4,386,107	4.64
Vested	(1,367,319)	4.76
Forfeited	—	—
Non-vested shares, December 31, 2021	3,018,788	4.58
Granted	6,090,765	1.32
Vested	(2,760,687)	1.67
Forfeited	(2,185,104)	5.26
Non-vested shares, December 31, 2022	4,163,762	$1.38

The Company recorded $4.6 million of expense related to vested RSUs in 2022 offset by forfeitures of $5.4 million for a net credit to expense of $0.8 million in 2022. This compares to $10.6 million of expense related to vested RSUs in 2021. Unamortized expense on unvested RSUs was $3.8 million and $9.7 million at December 31, 2022 and December 31, 2021, respectively. Unvested RSUs have a weighted average remaining life of 1.96 years and 1.80 years as of December 31, 2022, and December 31, 2021.

Employee Stock Options and other share-based compensation

At the 2020 Annual Meeting of Shareholders, the Company’s shareholders approved the Orbital Infrastructure Group 2020 Incentive Award Plan and authorized a share limit of 2,000,000 shares. In 2021, the Company's shareholders approved an increase in shares available for the 2020 Incentive Award Plan from a total of 2 million shares to a total of 5 million shares. In 2022, the Company's shareholders approved an additional 5,000,000 shares. As of December 31, 2022 there are 3,039,900 remaining shares available to grant under the 2020 Incentive Award Plan. This Plan replaced the 2008 and 2009 Equity Incentive Plan, which had expired.

The purpose of the Orbital Infrastructure Group 2020 Incentive Award Plan is to enhance our ability to attract, retain and motivate persons who make (or are expected to make) important contributions to Orbital Infrastructure Group by providing these individuals with equity ownership opportunities. Equity awards are intended to motivate high levels of performance and align the interests of our directors, employees and consultants with those of our stockholders by giving directors, employees and consultants the perspective of an owner with an equity stake in Orbital Infrastructure Group and providing a means of recognizing their contributions to the success of Orbital Infrastructure Group. Our board of directors and management believe that equity awards are necessary to remain competitive in its industry and are essential to recruiting and retaining the highly qualified employees who help Orbital Infrastructure Group meet its goals. A primary purpose of the plan is to provide OIG with appropriate capacity to issue equity compensation in anticipation of future acquisitions.

The Orbital Infrastructure Group 2020 Incentive Award Plan provides for the grant of stock options, including ISOs and nonqualified stock options (“NSOs”), stock appreciation rights (“SARs”), restricted stock, dividend equivalents, restricted stock units (“RSUs”) and other stock or cash-based awards. Certain awards under the Orbital Infrastructure Group 2020 Incentive Award Plan may constitute or provide for payment of “nonqualified deferred compensation” under Section 409A of the Code. All awards under the Orbital Infrastructure Group 2020 Incentive Award Plan will be set forth in the award agreement, which will detail the terms and conditions of awards, including any applicable vesting and payment terms and post termination exercise limitations. Most awards shall be subject to a minimum vesting of one year from the Grant Date. A brief description of each award type follows.

●

Stock Options and SARs. Stock options provide for the purchase of shares of common stock of Orbital Infrastructure Group in the future at an exercise price set on the grant date. ISOs, in contrast to NSOs, may provide tax deferral beyond exercise and favorable capital gains tax treatment to their holders if certain holding period and other requirements of the Code are satisfied. SARs entitle their holder, upon exercise, to receive from Orbital Infrastructure Group an amount equal to the appreciation of the shares subject to the award between the grant date and the exercise date. The plan administrator will determine the number of shares covered by each option and SAR, the exercise price of each option and SAR and the conditions and limitations applicable to the exercise of each option and SAR. The exercise price of a stock option or SAR will not be less than 100% of the fair market value of the underlying share on the grant date (or 110% in the case of ISOs granted to certain significant stockholders), except with respect to certain substitute awards granted in connection with a corporate transaction. The term of a stock option or SAR may not be longer than five years.

●

Restricted Stock. Restricted stock is an award of nontransferable shares of common stock of Orbital Infrastructure Group that remain forfeitable unless and until specified conditions are met and which may be subject to a purchase price. Upon issuance of restricted stock, recipients generally have the rights of a stockholder with respect to such shares, which generally include the right to receive dividends and other distributions in relation to the award. The terms and conditions applicable to restricted stock will be determined by the plan administrator, subject to the conditions and limitations contained in the Orbital Infrastructure Group 2020 Incentive Award Plan.

●

RSUs. RSUs are contractual promises to deliver shares of common stock of Orbital Energy Group in the future, which may also remain forfeitable unless and until specified conditions are met and may be accompanied by the right to receive the equivalent value of dividends paid on shares of common stock of Orbital Infrastructure Group prior to the delivery of the underlying shares (i.e., dividend equivalent rights). The Company accounts for forfeitures of employee awards as they occur. The plan administrator may provide that the delivery of the shares underlying RSUs will be deferred on a mandatory basis or at the election of the participant. The terms and conditions applicable to RSUs will be determined by the plan administrator, subject to the conditions and limitations contained in the Orbital Infrastructure Group 2020 Incentive Award Plan.

●

Other Stock or Cash Based Awards. Other stock or cash-based awards are awards of cash, shares of common stock of Orbital Infrastructure Group and other awards valued wholly or partially by referring to, or otherwise based on, shares of common stock of Orbital Infrastructure Group or other property. Other stock or cash-based awards may be granted to participants and may also be available as a payment form in the settlement of other awards, as standalone payments and as payment in lieu of compensation to which a participant is otherwise entitled. The plan administrator will determine the terms and conditions of other stock or cash-based awards, which may include any purchase price, performance goal, transfer restrictions and vesting conditions, subject to the conditions and limitations in the Orbital Infrastructure Group 2020 Incentive Award Plan.

The Orbital Infrastructure Group 2020 Incentive Award Plan provides that the plan administrator may establish compensation for non-employee directors from time to time subject to the Orbital Infrastructure Group 2020 Incentive Award Plan’s limitations. The plan administrator will from time to time determine the terms, conditions and amounts of all non-employee director compensation in its discretion and pursuant to the exercise of its business judgment, taking into account such factors, circumstances and considerations as it shall deem relevant from time to time, provided that, the sum of any cash compensation or other compensation and the grant date fair value of any equity awards granted under the Orbital Infrastructure Group 2020 Incentive Award Plan as compensation for services as a non-employee director during any fiscal year may not exceed $250,000 per year of a non-employee director’s service as a non-employee director. The non-employee Director receiving such additional compensation may not participate in the decision to award such compensation or in other contemporaneous compensation decisions involving the non-employee Director.

A summary of the stock options granted to employees and directors and changes during the year are presented below:

	For the Year Ended December 31, 2022
	Number of Options	Weighted Average Exercise Price ($)	Weighted Average Remaining Contract Life (years)	Aggregate Intrinsic Value ($ '000)
Balance at beginning of year	237,985	$6.14	1.41	$—
Exercised	—	—	—	—
Expired	(40,098)	4.56	—	—
Balance at end of year	197,887	$6.46	0.63	—
Exercisable	197,887	$6.46	0.63	—

As of  December 31, 2022 and 2021 all issued and outstanding stock options were fully vested. There was no unamortized expense related to unvested stock options at December 31, 2022 and 2021. There were no options granted during 2022 and 2021.

11.          RELATED PARTY TRANSACTIONS

Executive Chairman of the Board of Directors, Chief Legal Counsel, and former Chief Executive Officer, William J. Clough’s son Nicholas J. Clough, serves as Vice President of Greenfield Operations, Orbital Infrastructure Group. In 2022 and 2021, Mr. Clough received an aggregate salary of $375 thousand and $360 thousand, respectively, and received a cash bonus of zero and $309 thousand in fiscal 2022 and 2021, respectively. In 2021, Mr. Clough was granted 235,876 stock appreciation rights with a grant date fair value of $840 thousand. These SARS were to vest and be payable on the first, second and third anniversaries of the grant date. He also received other benefits valued at $33 thousand and $43 thousand in 2022 and 2021, respectively. Nicholas J. Clough does not report to William J. Clough nor does William J. Clough have input regarding Nicholas J. Clough’s salary, bonus, or performance. Mr. Clough’s salary and bonus is set by his direct supervisor and relevant market conditions, while his performance is evaluated and monitored by his direct supervisor. In addition, pursuant to Company policy, any related-party bonus and/or salary change in excess of $50,000 is independently reviewed and approved by the Company’s Compensation Committee, comprised of Independent Board Members from the Company’s Board of Directors.

12.     ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss are as follows:

(In thousands)	As of December 31,
	2022	2021
Foreign currency translation adjustment	$(691)	$(3,995)
Accumulated other comprehensive loss	$(691)	$(3,995)

13.     RESTRUCTURING AND IMPAIRMENT CHARGES

Restructuring Charges

In  September 2022, the Company fully impaired its finance lease equipment related to the Eclipse Foundation Group in the Electric Power segment. These pieces of equipment are drilling specific and at this time, the Company does not plan to use the equipment for the remaining term of the leases. As these leases are non-cancelable and do not include a sub-leasing option, the full finance lease assets related to Eclipse in the Electric Power segment have been removed from the balance sheet and an equal impairment was recognized in the amount of $4.5 million. Future payments at the time of impairment related to these leases was approximately $5.2 million to be paid through  June 2026.

During the fourth quarter of 2019, the Company completed the sale of its largest group within the Power and Electromechanical segment. The Company recorded an accrued liability of $4.0 million Canadian dollars ($3.1 million US dollars at December 31, 2019) for estimated employee termination costs and the lease for the CUI-Canada facility expired in the fourth quarter of 2020. This termination accrual was adjusted down by $0.3 million Canadian dollars ($0.2 million US dollars) based on updated estimates in 2020. The termination costs began to be paid out in the third quarter of 2020 and the majority of the remaining accrual was paid in the fourth quarter of 2020. Final amounts were paid in 2021 (see table below). All restructuring costs related to CUI-Canada are included in the statement of operations on the line labeled Income from operations of discontinued operations.

Activity in the termination benefit liability in 2021 is as follows:

For the Year ended December 31,
CUI-Canada termination benefits (In thousands)	2021

January 1 liability balance	$371
Severance accrual adjustments	—
Severance payouts	(376)
Translation	5
December 31 liability balance	$—

14. INCOME TAXES

(Loss) income before income taxes consisted of the following:

(In thousands)	For the Years Ended December 31,
	2022	2021
Continuing operations	$(277,089)	$(60,351)
Discontinued operations	(2,317)	(12,705)
Loss before income taxes	$(279,406)	$(73,056)

Loss from continuing operations before taxes consisted of the following:

(In thousands)	For the Years Ended December 31,
	2022	2021
U.S. operations	$(277,904)	$(60,351)
Foreign operations	815	—
Loss before income taxes	$(277,089)	$(60,351)

The income tax (benefit) expense allocation for the years ended  December 31, 2022 and 2021 consisted of the following:

(In thousands)	For the Years Ended December 31,
	2022	2021
Continuing operations	$846	$(10,508)
Discontinued operations	—	(1,334)
Total income tax expense (benefit)	$846	$(11,842)

The income tax (benefit) expense from continuing operations consisted of the following:

(In thousands)	For the Years Ended December 31,
	2022	2021
Current:
Federal	$—	$—
State and local	129	370
Foreign	1,063	—
Total current provision	1,192	370
Deferred:
Federal	(260)	(8,714)
State and local	—	(2,164)
Foreign	(86)	—
Total deferred (benefit)	(346)	(10,878)
Total income tax expense (benefit)	$846	$(10,508)

The following table provides a reconciliation of the federal statutory tax at 21% to the recorded tax expense (benefit) from continuing operations for the years ended December 31, 2022 and 2021, respectively:

(In thousands)	For the Years Ended December 31,
	2022	2021
Computed federal income taxes at the statutory rate (benefit)	$(58,189)	$(12,674)
State taxes	(3,764)	292
Permanent tax differences	1,662	2,140
Foreign tax rates and tax credits differing from USA	73	—
Federal true-ups and carryovers	1,106	—
Expired NOL's	—	541
Change in valuation allowance	59,958	(807)
Total income tax (benefit)	$846	$(10,508)

Effective tax rate	(0.31)%	17.41%

The Company accounts for income taxes under the asset-liability method. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Valuation allowances are provided when it is “more likely than not” that the benefits of existing deferred tax assets will not be realized in a future period. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2022 and 2021, respectively, are as follows:

(In thousands)	As of December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$43,885	$23,941
Property and equipment	257	$—
Intangible assets	19,113	—
163(j) interest expense limitation	11,139	—
Inventory and accounts receivable reserves	952	1,826
Operating lease obligations	7,175	8,058
Debt related	1,627	—
Accrued liabilities	2,530	786
Other	11	4,371
Valuation allowance	(77,944)	(20,129)
Deferred tax assets after valuation allowance	8,745	18,853
Deferred tax liabilities:
Intangible assets	—	(9,426)
Property, plant and equipment	—	(9,588)
ROU assets	(5,825)	—
Accounting method change	(2,742)	—
Total deferred tax liabilities	(8,567)	(19,014)
Net deferred tax asset (liability)	$178	$(161)

The Company adopted the provisions of ASU 2015-17 in 2015. ASU 2015-17 requires that all deferred tax assets and liabilities be classified as noncurrent on the balance sheet. The net deferred tax asset as of  December 31, 2022 is recorded within other assets.

ASC 740 requires that the tax benefit of net operating losses, temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is "more likely than not." Realization of the future tax benefits is dependent on the Company's ability to generate sufficient taxable income within the carryforward period. Because of the Company's recent history of operating losses, management believes that recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not likely to be realized and, accordingly, has provided a valuation allowance. The valuation allowance increased by $57.8 million during 2022 and $0.3 million during 2021.

Net operating loss carryforwards as of the financial statement date are as follows:

(in thousands)
	Amount	Expiration Years
Net operating losses, federal (post- December 31, 2017)	$158,811	Do Not Expire
Net operating losses, federal (pre-January 1, 2018)	34,110	2027-2038
Net operating losses, state	957	2033-2038

The Company files consolidated income tax returns for federal and many state jurisdictions in addition to separate subsidiary income tax returns in Australia, Canada, India, Belgium and the United Kingdom. As of December 31, 2022, the Company is not under examination by any income tax jurisdiction. The Company is no longer subject to examination in the USA for years prior to 2019.

15.      CONCENTRATIONS

During 2022, 75% of revenues were derived from four customers that individually had over 10% of our total revenues: Customer 1 with 27%, Customer 2 with 23%, Customer 3 with 15% and customer 4 with 10%. During 2021, 26% of revenues were derived from two customers that individually had over 10% of our total revenues: Customer 2 with 11% and Customer 3 with 15%.

The Company’s major product lines in 2022 and 2021 were electric power transmission and distribution maintenance and service, utility-scale solar construction projects and telecommunications maintenance and services.

At December 31, 2022, of the gross trade accounts receivable totaling approximately $53.4 million, four individual customers made up approximately 72% of the Company's total trade accounts receivable: Customer 1 at 11%. Customer 2 at 26%, Customer 3 at 14% and Customer 4 at 21%. At December 31, 2021, of the gross trade accounts receivable totaling approximately $50.2 million, two individual customers made up approximately 46% of the Company's total trade accounts receivable: Customer 1 at 16% and Customer 2 at 30%.

For the 12 months ended December 31, 2022, there were no supplier concentrations. For the 12 months ended December 31, 2021, there was one supplier concentration of approximately 12%.

For the years ended December 31, 2022 and 2021, the Company had no foreign revenue concentrations or foreign trade accounts receivable concentrations outside the United States.

As of December 31, 2022 and 2021, 13% and 15%, respectively, of the Company's total labor force was subject to a collective bargaining agreement.

16. LEASES

Effective January 1, 2019, the Company implemented the new accounting guidance on leases found in ASC 842, Leases. As part of its transition, the Company elected to utilize the transition method of adoption. Under the transition method, the Company includes the new required disclosures for the current period and provides the disclosures required by the previous guidance found in ASC 840 for the prior year comparative periods. In addition, the Company elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed the Company to carry forward the historical lease classifications and allowed the Company to exclude leases with an initial term of 12 months or less (after consideration of renewal options) from being recorded on the Company's consolidated balance sheet; the Company recognizes lease expense for these short-term leases on a straight-line basis over the lease term. At  December 31, 2022 the Company did not factor in any renewal options when calculating its consolidated right-of-use assets and lease obligations as the options were not considered reasonably certain to be exercised. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of future payments. The Company reviewed outstanding service contracts to determine if any of the Company's service contracts contained an embedded lease. Determining whether a contract contains a lease requires judgement. The Company did not identify any new leases through this process. The new lease accounting guidance also changes the name of leases formerly referred to as Capital leases under ASC 840 to Financing leases under ASC 842.

The Company rents office space and warehouse space, which it uses for the Corporate Headquarters in Houston, Texas. The Houston Headquarters property lease expired in the second half of 2022 and the Company began a lease at a new facility in November 2022 that runs through August 2026. During the year ended  December 31, 2022, rent expense on this lease was approximately $33 thousand per month for the lease that expired in 2022, and approximately $7 thousand per month for the new lease entered into in late 2022. In addition, the company has two corporate leases in Portland, Oregon, one running through April 2027 and another running through December 2028. These leases when combined approximate $28 thousand monthly as of December 31, 2022.

The Company sublets office space in Irving, Texas for corporate support services and Orbital Power Inc. office personnel; the lease runs through 2023. Orbital Power Inc. also maintains an equipment yard in Sherman, Texas that houses equipment primarily for Orbital Power, Inc. for which the lease runs until 2023. During the year ended December 31, 2022, rent expense on these leases were a combined average of $7 thousand per month.

Orbital Power Inc. and Eclipse Foundation Group rent equipment as well as vehicles for use on their jobs. These vehicle leases range from 3 to 7-year terms. During the year ended December 31, 2022, rent expense on operating leases when combined approximated $0.4 million monthly. Depreciation and interest expense on finance leases at Orbital Power, Inc. and Eclipse Foundation for the year ending December 31, 2022 averaged $0.4 million monthly.

Gibson Technical Services leases six properties, one in Georgia, North Carolina, South Carolina, Virginia, Louisiana, and New York with lease terms ranging from 2-8 years. During the year ended December 31, 2022, rent expense on these leases were a combined average of $20 thousand per month. In addition, Gibson Technical Services rents multiple pieces of equipment. Rent expenses on these equipment leases combined were approximately $28 thousand per month. IMMCO, a subsidiary of Gibson Technical Services, rents four office spaces in Kochi, India. Rent expenses on these leases when combined approximate $10 thousand per month with one lease running through 2023, two leases running through 2026, and one lease running through 2036.

Front Line Power Construction rents four office spaces in Rosharon, Texas, three of which run through November 2024 and one which runs through September 2025. Rent expense on these leases when combined approximate $26 thousand per month. In addition, Front Line Power Construction has finance equipment leases at December 31, 2022, that approximate $33 thousand monthly in depreciation and interest expense.

Orbital Solar Services rents office space in Raleigh, North Carolina and Phoenix, Arizona through February 2024 as well as multiple pieces of equipment.   Rent expense on these leases were a combined approximately $34 thousand per month. Orbital Solar Services has one equipment finance lease with approximately $1 thousand in cost a year.

Consolidated rental expense on operating leases was $6.7 million and depreciation on financing leases was $5.0 million for the year ended  December 31, 2022 and is included in cost of revenue and selling, general and administrative expense, on the condensed consolidated statement of operations. Interest expense for finance leases was $0.9 million for the year ended December 31, 2022.

Future minimum operating lease obligations for continuing operations at  December 31, 2022 are as follows for the years ended December 31:

(In thousands)
2023	$5,565
2024	4,676
2025	3,103
2026	2,584
2027	2,352
Thereafter	1,512
Less interest portion	(2,902)
Total operating lease obligations	$16,890

Total lease cost and other lease information is as follows:

	For the Year	For the Year
	Ended	Ended
	December 31,	December 31,
	2022	2021
(In thousands)
Operating lease cost	$6,487	$3,897
Short-term lease cost	83	265
Variable lease cost	666	732
Sublease income	(516)	(501)
Total lease cost	$6,720	$4,393

Other information
Cash paid for amounts included in the measurement of lease obligations:
Operating cash flows used in operating leases	$(8,509)	$(3,515)
Right-of-use assets obtained in exchange for new operating lease obligations	$4,152	$13,707
Weighted-average remaining lease term - operating leases (in years)	4.5	4.6

Weighted-average discount rate - operating leases	7.1%	6.9%

Future minimum finance lease obligations are as follows:

(In thousands)
2023	$5,977
2024	5,331
2025	1,846
2026	896
2027	48
Thereafter	—
Less interest portion	(1,109)
Total financing lease obligations	$12,989

Total financing lease costs are as follows:

	For the Year	For the Year
	Ended	Ended
	December 31,	December 31,
	2022	2021

Depreciation of financing lease assets	$4,958	$2,166
Interest on lease liabilities	889	402
Total finance lease cost	$5,847	$2,568

Other information
Cash paid for amounts included in the measurement of lease obligations:
Operating cash flows used in financing leases	$(889)	$(402)
Financing cash flows from financing leases	$(5,073)	$(1,995)
Right-of-use assets obtained in exchange for new financing lease obligations	$1,369	$16,868
Weighted-average remaining lease term - financing leases (in years)	2.7	2.9

Weighted-average discount rate - financing leases	6.6%	6.5%

Variable lease costs primarily include common area maintenance costs, real estate taxes and insurance costs passed through to the Company from lessors.

17.         Business Combinations

See Note 5 - Goodwill and Other Intangible assets for information on 2022 Goodwill impairments.

Acquisition of Coax Fiber Solutions

Effective  March 7, 2022, GTS, an OIG subsidiary included in the Telecommunications segment, entered into a share purchase agreement to acquire Coax Fiber Solutions (CFS), a Georgia based GDOT Certified contractor specializing in Aerial Installation, directional drilling, trenching, plowing, and missile crews for telecommunications, power, gas, water, CCTV, ATMS, and traffic signal cable installation. GTS paid $0.8 million and issued 125,000 shares of restricted common stock to the Seller to purchase CFS with the stock valued at $146,000. Goodwill reflects the excess purchase price over the fair value of net assets. The Company recorded opening balance items of $0.4 million of current assets, $0.5 million of fixed assets, $1.5 million of goodwill, and $1.5 million of liabilities as part of this transaction. As this was a stock acquisition, goodwill is not tax deductible.

Front Line Power Construction, LLC

On November 17, 2021, Kurt A. Johnson, Jr. (the Active Seller) and Tidal Power Group LLC, a Texas limited liability company (the Passive Seller and together with the Active Seller, collectively, the Sellers), and Orbital Infrastructure Group, Inc., a Colorado corporation (Buyer or the Company) entered into a Membership Unit Purchase Agreement (the Purchase Agreement).  Under the Purchase Agreement, the Company purchased all of the issued and outstanding membership interests of Front Line Power Construction, LLC (FLP) from the Sellers for the purpose of expanding the Company’s market opportunities and creating synergies. FLP is a Houston-based full-service electrical infrastructure service company that provides construction, maintenance, and emergency response services. The Company has included the financial results of FLP in the consolidated financial statements from the date of acquisition and recorded $9.2 million of revenues and $98 thousand loss for the period from November 17, 2021 through December 31, 2021. The transaction costs associated with the acquisition were approximately $230 thousand and were recorded in general and administrative expense. The acquisition date fair value of the consideration transferred for FLP was approximately $219.2 million, which consisted of the following (in thousands):

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

The Buyer issued two unsecured promissory notes to the Sellers of FLP, in the aggregate principal amount outstanding of $86.7 million (the Seller Notes) and an estimated fair value of $86.0 million. The Seller Notes as amended are due in full, including any accrued and unpaid interest, on May 31, 2023 and accrue interest at a rate of 6% per annum. The Sellers also received a total of 11,622,018 shares of restricted common stock of the Buyer. The fair value of the unsecured promissory notes and the Buyer equity issued to Sellers was estimated using a market approach.

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

The acquisition adds revenues and was accretive to earnings for GTS and OIG in its first fiscal quarter with the Company. Full Moon is a wholly-owned subsidiary of GTS, expanding GTS’s service offerings to its customers.

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

The Company has included the financial results of IMMCO, Inc.in the consolidated financial statements from the date of acquisition and recorded $3.7 million of revenues and $2.8 million of net income for the period from July 28th, 2021 through December 31, 2021.The deferred tax liability recorded at acquisition was offset against the Company's valuation allowance and recorded as a tax benefit in 2021 within the income tax benefit line of the Condensed Consolidated Statement of Operations and is included in the net income of IMMCO, Inc.

Gibson Technical Services, Inc.

Effective  April 13, 2021, the Company entered into a share purchase agreement to acquire Gibson Technical Services, an Atlanta-based telecommunications company providing diversified telecommunications services nationally since 1990. The acquisition was effectuated pursuant to the Share Purchase Agreement (the “Agreement”), dated as of  April 13, 2021, between Orbital Infrastructure Group and the shareholders of GTS (the "Seller"). Orbital Infrastructure Group paid $22 million and issued 5,929,267 shares of restricted common stock issued to the Seller ($16.9 million estimated fair value as of  April 13, 2021) for a combined total of $38.9 million. Goodwill reflects the excess purchase price over the fair value of net assets. The Company recorded $12.3 million of goodwill as part of this transaction and all of this goodwill is deductible for tax purposes. Factors that contributed to the Company’s goodwill in Gibson Technical Services included GTS’s sterling reputation within the telecommunications industry which when combined with the Company’s resources, provided synergies that helped OIG penetrate the telecommunications market. Acquisition-related expenses incurred during the year ended December 31, 2021 were approximately $0.9 million before tax which were recognized within the Selling, general and administrative expense line of the Condensed Consolidated Statements of Operations.

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

The table below summarizes the unaudited condensed pro forma information of the results of operations of Orbital Infrastructure Group, Inc. for the year ended December 31, 2021 as though the Company's 2021 acquisitions had been completed as of January 1, 2020 (in thousands):

(Unaudited)
For the Years Ended December 31,
2021
Gross revenue	$158,625

Loss from continuing operations, net of income taxes	$(69,671)

18.        SUBSEQUENT EVENTS

Shares issued in Q1 2023

In the first quarter of 2023, the Company issued an additional 28,313,924 shares. These shares were issued primarily to an institutional investor as part of an exchange agreement to make payments on outstanding debt and as payment on our prepaid advance agreement with Yorkville.

Note Payable Agreement

On March 6, 2023, the Company entered into an amended and restated secured promissory note with Streeterville Capital, LLC (“Streeterville”) with a face amount of $20.9 million which will result in net proceeds of $13.8 million funded incrementally during the first half of 2023.  The documents also confirmed Streeterville’s agreement to forebear on any action regarding this and previous notes with Streeterville as relates to certain compliance matters. In addition, the agreements contain milestone events and deadlines which require the Company to pursue divestment of certain businesses in 2023. Refer to the Company's Current Report on Form 8-K dated March 13, 2023 for further details.

Item 9.     Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer and its Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this annual report. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply their judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon that evaluation, the Company's management, including the CEO and the CFO, concluded that, as of December 31, 2022, the Company’s disclosure controls and procedures were effective.

Management's Annual Report on Internal Control over Financial Reporting

Management of Orbital Infrastructure Group, Inc. is responsible for establishing and maintaining effective internal control over financial reporting. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company’s management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company assets that could have a material effect on the financial statements.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (“2013 framework”). Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2022.

Orbital Infrastructure Group management is responsible for establishing and maintaining adequate internal control over financial reporting for Orbital Infrastructure Group, Inc. and its subsidiaries. Based on the criteria for effective internal control over financial reporting established in the 2013 framework, management has assessed the Company’s internal control over financial reporting as effective as of December 31, 2022.

Attestation Report of Registered Public Accounting Firm

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 was not required to be audited by the Company’s auditors under Section 404(b) of the Sarbanes Oxley Act due to the Company being deemed a Smaller Reporting Company (SRC) within the definition of Rule 12b-2 as the Company’s public float was below the specified thresholds as of June 30, 2022. Accordingly, this Annual Report on Form 10-K does not include an attestation report of our independent registered accounting firm.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

There are no matters to be reported under this Item.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our bylaws permit the number of directors to be fixed by resolution of the board of directors, but to be no less than one. The board of directors has set the maximum number of members to no more than twelve members. Directors are elected by a majority of the votes cast by the stockholders and serve a one-year term or until their successors have been elected and qualified or their earlier resignation or removal. At December 31, 2022, we have nine directors, six of whom are ‘‘independent’’ in accordance with applicable rules promulgated by the Securities and Exchange Commission and within the meaning of Rule 5605(a)(2) of the Nasdaq Stock Market.

The board of directors has five standing committees: Audit Committee, Compensation Committee, Disclosure Committee, Investment Committee and Nomination Committee, each of which has a written charter and/or statement of policy approved by our board. Our board currently appoints the members of each committee. Copies of the current committee charters and/or statement of policy for each committee are posted on our website at www.OrbitalInfrastructureGroup.com.

The following are officers and directors of the Company with their ages as of December 31, 2022, and a list of the members of our five standing committees: Audit Committee, Compensation Committee, Disclosure Committee, Investment Committee and Nomination Committee.

William J. Clough, Esq. Executive Chairman of the board of directors and Chief Legal Officer of the Company and its wholly owned subsidiaries, age 71.

Mr. Clough has served on the board of directors since 2006 and was reelected at the 2021 Annual Meeting of Stockholders to serve a one-year term. A seasoned executive and entrepreneur, Mr. Clough joined the company’s Board in 2006 and was subsequently appointed chief executive officer in 2008. In his role as CEO, a position he held until 2019, he led the establishment of the company’s Energy division, formed its Energy operations in North America, and guided the company to its largest Energy contract award in its history while concurrently managing the company’s Power & Electro-Mechanical division to greater than average electronics industry growth rates in recent years. As CEO, he directed company’s capital markets strategy, including leading several equity offerings to institutional investors and spearheaded the company’s uplist to the Nasdaq Capital Market in 2012.

Mr. Clough previously founded and operated a multi-state, multi-office law firm for 14 years. He received a Juris Doctorate, Cum Laude, from the University of California’s Hastings College of Law in 1990. He is a former law enforcement officer and U.S. Federal Air Marshal. Mr. Clough serves on the board of directors of privately-held Virtual Power Systems, creator of Software Defined Power®, in which Orbital Infrastructure Group holds a minority equity investment.

James F. O’Neil III, Vice Chairman of the board of directors and Chief Executive Officer of the Company and its wholly owned subsidiaries, age 64.

Mr. O’Neil was appointed to the Board of Directors in July 2019 and reelected at the 2021 Annual Meeting of Stockholders to serve a one-year term. James (Jim) O'Neil joined Orbital Infrastructure Group as vice chairman in July 2019 and was subsequently appointed chief executive officer in October 2019. He is a veteran executive of the power industry and has been instrumental in formulating and is overseeing execution on Orbital Infrastructure Group’s transformation plan that reshapes the company into a diversified energy services platform.

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

Mr. O’Neil holds a B.S. in Civil Engineering from Tulane University.

Nicholas M. Grindstaff, Chief Financial Officer, age 60.

Mr. Grindstaff assumed the role of Chief Financial Officer for Orbital Infrastructure Group in November 2021. Prior to that, Mr. Grindstaff served as Vice President – Finance from May 2011 and Treasurer from October 1999 through October 2021 for Quanta Services, Inc., a leading provider of specialty contracting services, delivering comprehensive infrastructure solutions for the electric and gas utility, communications, pipeline and energy industries primarily in the United States, Canada and Australia.

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

C. Stephen Cochennet, Director, age 66

Mr. Cochennet was elected to serve as a director at the 2018 Annual Meeting and continues to serve on the board of directors as an independent director within the meaning of Rule 5605(a)(2) of The Nasdaq Stock Market. Mr. Cochennet was reelected at the 2021 Annual Meeting of Stockholders to serve a one-year term.

Mr. Cochennet, as an independent director, serves on the nominating committee and is also a member of our Audit Committee, Compensation Committee and Investment Committee.

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

Corey A. Lambrecht, Director, age 53

Mr. Lambrecht was elected to serve as a director at the 2007 Annual Meeting of Stockholders and continues to serve on the board of directors as an independent director within the meaning of Rule 5605(a)(2) of The Nasdaq Stock Market. Mr. Lambrecht was reelected at the 2021 Annual Meeting to serve a one-year term.

Mr. Lambrecht, as an independent director, serves as the Chairman of the Compensation Committee, and is a member of the Nominating, Audit, and Investments Committees.

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

Sarah Tucker, Director, age 77

Sarah Tucker was appointed to the Board of Directors in October 2019, and was elected at the 2020 Annual Meeting to serve a one-year term as an Independent Director within the meaning of Rule 5605(a)(2) of The Nasdaq Stock Market. Ms. Tucker was reelected at the 2021 Annual Meeting to serve a one-year term.  Ms. Tucker, as an independent director, serves as a member of the Nominating Committee.

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

Paul T. Addison, Director, age 75

Paul T. Addison was appointed to the Board of Directors in June 2021, as an Independent Director within the meaning of Rule 5605(a)(2) of The Nasdaq Stock Market. Mr. Addison was reelected at the 2021 Annual Meeting to serve a one-year term.  Mr. Addison, as an independent director, serves as the Chairman of the Audit Committee and a member of the Nominating Committee.

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

Jerry Sue Thornton, Director, age 75

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

La Forrest V. Williams, Director, age 71

Mr. Williams was appointed to the Board of Directors in July 2021, as an Independent Director within the meaning of Rule 5605(a)(2) of The Nasdaq Stock Market and was reelected at the 2021 Annual Meeting to serve a one-year term.  Mr. Williams, as an independent director, serves on the Nominating Committee.

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

Corporate Governance and Board of Directors Matters

We are committed to maintaining the highest standards of business conduct and corporate governance, which we believe are essential to running our business efficiently, serving our stockholders well and maintaining our integrity in the marketplace. We have adopted a Corporate Code of Ethics and Business Conduct, a code of business conduct and ethics for employees, directors and officers (including our principal executive officer and principal financial and accounting officer). We have also adopted the following governance guides: Charters for each of the Audit Committee, Compensation Committee, Disclosure Committee, Investment Committee, Nominating Committee, a policy for Director Independence, and Whistleblower Policy, all of which, in conjunction with our certificate of incorporation and bylaws, form the framework for our corporate governance. These corporate governance documents are available on the Internet at our website www.OrbitalInfrastructureGroup.com.

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

Adopting Governance Guidelines

Our board of directors has adopted a set of corporate governance guidelines to establish a framework within which it will conduct its business and to guide management in its running of the Company. The governance guidelines can be found on our website at www.OrbitalInfrastructureGroup.com and are summarized below.

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

Providing Transparency

We believe that it is important that stockholders understand our governance practices. In order to help ensure transparency of our practices, we have posted information regarding our corporate governance procedures on our website at www.OrbitalInfrastructureGroup.com.

Whistleblower Policy

In furtherance of our governance transparency and ethical standards, we adopted a comprehensive Whistleblower Policy that encourages employees to report to proper authorities incorrect financial reporting, unlawful activity, activities that are not in line with the Orbital Infrastructure Group Code of Business Conduct or activities, which otherwise amount to serious improper conduct. Our Whistleblower Policy is posted on our website at www.OrbitalInfrastructureGroup.com.

Accuracy of All Public Disclosure

It is the Company's policy that all public disclosure made by the Company should be accurate and complete, fairly present, in all material respects, the Company's financial condition and results of operations, and be made on a timely basis as required by applicable laws and securities exchange requirements. In order to oversee this policy, a Disclosure Committee Charter has been adopted by the Chief Executive Officer and Chief Financial Officer and ratified by our Audit Committee. You can view a copy of this document on our website at www.OrbitalInfrastructureGroup.com or obtain a copy by making a written request to the Company at Orbital Infrastructure Group, Inc., 5444 Westheimer Road Suite 1650 Houston, Texas 77056.

Communications with the Board of Directors

Stockholders may communicate with the board of directors by writing to the Company at Orbital Infrastructure Group, Inc., 5444 Westheimer Road Suite 1650 Houston, Texas 77056. Stockholders who would like their submission directed to a member of the board may so specify and the communication will be forwarded as appropriate.

Standards of Business Conduct

The board of directors has adopted a Code of Ethics and Business Conduct for all our employees and directors, including the Company's principal executive and senior financial officers. You can obtain a copy of these documents on our website at www.OrbitalInfrastructureGroup.com or by making a written request to the Company at Orbital Infrastructure Group, Inc., 5444 Westheimer Road Suite 1650 Houston, Texas 77056. We will disclose any amendments to the Code of Ethics and Business Conduct or waiver of a provision therefrom on our website at www.OrbitalInfrastructureGroup.com.

Ensuring Auditor Independence

We have taken several steps to ensure the continued independence of our independent registered public accounting firm. That firm reports directly to the Audit Committee, which also has the ability to pre-approve or reject any non-audit services proposed to be conducted by our independent registered public accounting firm.

Committees of the Board and Meetings

At December 31, 2022, our board of directors consists of nine directors. Six of our nine directors are ‘‘independent’’ as defined in Rule 5605(a)(2) of The Nasdaq Stock Market. Our board of directors has the following standing committees: Audit Committee, Compensation Committee, Disclosure Committee, Investment Committee and Nominating Committee. Each of the committees operates under a written charter adopted by the board of directors. All committee charters are available on our website at OrbitalInfrastructureGroup.com.

Audit Committee

The Audit Committee is established pursuant to the Sarbanes-Oxley Act of 2002 for the purposes of overseeing the company’s accounts and financial reporting processes and audits of its financial statements. The Audit Committee reviews the financial information that will be provided to the stockholders and others, the systems of internal controls established by management and the board and the independence and performance of the Company’s audit process. The Audit Committee is directly responsible for, among other things, the appointment, compensation, retention and oversight of our independent registered public accounting firm, review of financial reporting, internal company processes of business/financial risk and applicable legal, ethical and regulatory requirements. During 2022, the Audit Committee held seven formal meetings.

At December 31, 2022, the Audit Committee is comprised of Paul T. Addison, Chairman, C. Stephen Cochennet, and Corey A. Lambrecht. Messrs. Addison, Cochennet, and Lambrecht are independent in accordance with Rule 10A-3 under the Securities Exchange Act of 1934 and Rule 5605(a)(2) of The Nasdaq Stock Market.

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
•

discussed with PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, the matters required to be discussed by General Auditing Standard 1301: Communications with Audit Committees as adopted by the Public Company Accounting Oversight Board; and

•

received the written disclosures and letter from PricewaterhouseCoopers LLP as required by applicable requirements of the Public Company Accounting Oversight Board regarding the independent accountant’s communications with the Audit Committee concerning independence and has discussed with PricewaterhouseCoopers LLP its independence from Orbital Infrastructure Group.

Based on these reviews and discussions, the Audit Committee has recommended that the audited consolidated financial statements be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. The Audit Committee has also considered whether the amount and nature of non-audit services provided by PricewaterhouseCoopers  LLP is compatible with the auditor’s independence and determined that it is compatible.

Submitted by: Audit Committee by

Paul T. Addison, Chairman

C. Stephen Cochennet

Corey A. Lambrecht

Nominating Committee

The nominating committee consists of all of the members of the board of directors who are ‘‘independent directors’’ within the meaning of Rule 5605(a)(2) of The Nasdaq Stock Market. The nominating committee is responsible for the evaluation of nominees for election as director, the nomination of director candidates for election by the stockholders and evaluation of sitting directors. The board has developed a formal policy for the identification and evaluation of nominees, Charter of the Nominating Committee of the Board of Directors, which can be reviewed on our website at OrbitalInfrastructureGroup.com. In general, when the board determines that expansion of the board or replacement of a director is necessary or appropriate, the nominating committee will review, through candidate interviews with members of the board and management, consultation with the candidate's associates and through other means, a candidate's honesty, integrity, reputation in and commitment to the community, judgment, personality and thinking style, willingness to invest in the Company, residence, willingness to devote the necessary time, potential conflicts of interest, independence, understanding of financial statements and issues, and the willingness and ability to engage in meaningful and constructive discussion regarding Company issues. The committee reviews any special expertise, for example, that qualifies a person as an audit committee financial expert, membership or influence in a geographic or business target market, or other relevant business experience. To date the Company has not paid any fee to any third party to identify or evaluate, or to assist it in identifying or evaluating, potential director candidates.

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

Disclosure Committee

We have formed a Disclosure Committee, which has been adopted by our CEO and CFO (‘‘Principal Officers’’) and ratified by our Audit Committee. The Disclosure Committee assists our Principal Officers in fulfilling their responsibility for oversight of the accuracy, completeness and timeliness of our public disclosures including, but not limited to our SEC filings, press releases, correspondence disseminated to security holders, presentations to analysts and release of financial information or earnings guidance to security holders or the investment community. The Disclosure Committee consists of our Principal Officers, the individual or representative of the firm primarily charged with investor/public relations, the Audit Committee Chairman and outside SEC counsel. Our Executive Chairman is Chairman of the committee. Our Senior Officers may replace or add new members from time to time. Our Senior Officers have the option to assume all the responsibilities of this committee or designate a committee member, who shall be a person with expertise in SEC and SRO rules and regulations with respect to disclosure, who shall have the power, acting together with our Senior Officers, to review and approve disclosure statements when time or other circumstances do not permit the full committee to meet. You may review the full text of our Disclosure Committee Charter on our website, OrbitalInfrastructureGroup.com, under the link, governance.

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

At December 31, 2022, the Investment Committee is comprised of C. Stephen Cochennet, Corey A. Lambrecht, Chairman, and Nicholas M. Grindstaff, CFO.

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

Compensation Committee Members

The Compensation Committee of the board of directors is appointed by the board of directors to discharge the board’s responsibilities with respect to all forms of compensation of the Company’s executive officers, to administer the Company’s equity incentive plans and to produce an annual report on executive compensation for use in the Company’s Form 10-K and the proxy statement on Schedule 14A. At December 31, 2022, the Compensation Committee consists of two independent members of the board of directors, Messrs. Corey A. Lambrecht, and C. Stephen Cochennet, both of whom are ‘‘independent directors’’ within the meaning of Rule 5605(a) (2) of the Nasdaq Stock Market.

Committee Meetings

Our Compensation Committee meets formally and informally as often as necessary to perform its duties and responsibilities. The Compensation Committee held three formal meetings during fiscal 2022. On an as requested basis, our Compensation Committee receives and reviews materials prepared by management, consultants or committee members, in advance of each meeting. Depending on the agenda for the particular meeting, these materials may include, among other factors:

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

Compensation Committee Charter

Our Compensation Committee Charter is posted on our website at www.OrbitalInfrastructureGroup.com.

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

Item 11.      Executive Compensation

Summary Compensation Table

The following table sets forth the compensation paid and accrued to be paid by the Company for the fiscal years 2022 and 2021 to the Company’s Chief Executive Officer, Chief Financial Officer and Executive Chairman/Chief Legal Counsel

Summary Compensation Table

Name and Principal Position	Year	Salary (dollars)		Stock Awards (dollars)		Option Awards (dollars)		Non-equity Incentive Plan Compensation (dollars)		All Other Compensation (dollars)	Total (dollars)
William J. Clough, Executive Chairman/ Chief Legal Officer/former CEO/ Director (1)	2022	$850,000	(2)	$535,500	(2)	$—	(2)	$200,000	(2)	$10,988	$1,596,488
	2021	831,442	(2)	—	(2)	3,203,800	(2)	531,250	(2)	18,669	4,585,161
James F. O'Neil, CEO/Vice Chairman/Director (3)	2022	800,000	(4)	642,600	(4)	—	(4)	—	(4)	36,764	1,479,364
	2021	800,000	(4)	—	(4)	5,695,644	(4)	—	(4)	41,271	6,536,915
Nicholas M. Grindstaff, CFO (5)	2022	650,000	(6)	472,500	(6)	—	(6)	650,000	(6)	33,380	1,805,880

Footnotes:

1.	Mr. Clough joined the Company on September 1, 2005. Effective September 13, 2007, Mr. Clough was appointed CEO/President of Orbital Infrastructure Group and Chief Executive Officer of all wholly owned subsidiaries of the Company. Effective October 1, 2019 Mr. Clough stepped down as Chief Executive Officer and was appointed Executive Chairman and Chief Legal Officer.

2.	Mr. Clough is employed under a two-year extension of an employment contract with the Company, which became effective May 14, 2019 and was extended effective April 1, 2022. Said contract extension provides, in relevant part, for salary in year 1 of $850 thousand with subsequent year increases at the discretion of the Compensation Committee, which will take into consideration, among other things, cost-of-living, performance, and increase in shareholder returns. His employment agreement includes bonus provisions for each calendar year targeted at 100% of base salary to be based on performance objectives, goals and milestones for each calendar year including company performance. Bonuses are approved based on various performance-related factors and an evaluation of current performance and includes a discretionary bonus based upon the reasonable judgment of the compensation committee. Employee has the ability to earn a larger bonus based on the performance criteria set forth and the reasonable judgment and discretion of the compensation committee. The agreement provides for up to $9,999 of annual premium life insurance expenses along with the ordinary benefits provided to employees of the Company. The agreement entitles Mr. Clough to severance package of 2.5 times the sum of annual base salary and target bonus along with eighteen months of medical coverage under the Company's medical plans.

3.	Mr. O'Neil was appointed Director July 9, 2019 and was appointed Vice Chairman and Chief Executive Officer effective October 1, 2019.

4.	Mr. O'Neil is employed under a two-year extension of an employment contract with the Company, which became effective October 1, 2019 and was extended effective April 1, 2022. Said contract extension provides, in relevant part, for salary in year 1 of $800 thousand with subsequent year increases at the discretion of the Compensation Committee, which will take into consideration, among other things, cost-of-living, performance, and increase in shareholder returns. The employment agreement includes bonus provisions for each calendar year targeted at 100% of base salary to be based on performance objectives, goals and milestones for each calendar year including company performance. Bonuses are approved based on various performance-related factors and an evaluation of current performance and includes a discretionary bonus based upon the reasonable judgment of the compensation committee. Employee has the ability to earn a larger bonus based on the performance criteria set forth and the reasonable judgment and discretion of the compensation committee. The agreement provides for up to $9,999 of annual premium life insurance expenses along with the ordinary benefits provided to employees of the Company. The agreement entitles Mr. O'Neil to a severance package of 2.5 times the sum of annual base salary and target bonus along with eighteen months of medical coverage under the Company's medical plans.

5.	Mr. Grindstaff joined the Company on November 15, 2021 and was appointed Chief Financial Officer effective November 16, 2021.

6.

Mr. Grindstaff is employed under a four-year employment contract with the Company, which became effective November 15, 2021. Said contract provides, in relevant part, for salary in year 1 of $650 thousand with minimum annual increases of 3% per year. The employment agreement includes minimum bonus provisions for each calendar year of 100% of his annual salary. Mr. Grindstaff also receives long-term incentive compensation in the form of restricted stock units, which vest over thirty-six months. The agreement provides for up to $9,999 of annual premium life insurance expenses along with the ordinary benefits provided to employees of the Company. The agreement entitles Mr. Grindstaff to a severance package of 2.5 times the sum of annual base salary and target bonus along with eighteen months of medical coverage under the Company's medical plans.

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

		Involuntary
		Termination or
		Resignation for		Termination
		Good Reason		upon Disability
Name	Benefit

	Salary and bonus continuation	$4,250,000	(1)	$318,750	(1)
William J. Clough, Executive Chairman/ Chief Legal Officer/ former CEO/Director	Benefits	16,482	(1)	16,482	(1)

	Salary and bonus continuation	4,000,000	(2)	300,000	(2)
James F. O'Neil, CEO/ Director	Benefits	30,646	(2)	30,646	(2)

	Salary and bonus continuation	3,250,000	(3)	243,750	(3)
Nicholas M. Grindstaff, CFO	Benefits	22,620	(3)	22,620	(3)

1.	Mr. Clough's employment contract with the Company entitles Mr. Clough to a severance package of 2.5 times the sum of annual base salary and target bonus along with eighteen months of medical coverage under the Company's medical plans. Under involuntary termination without cause or resignation for good reason, Mr. Clough would receive any amounts earned, accrued or owing but not yet paid; full vesting of any unvested stock options and any deferred past bonuses that have been earned but not paid. Should Mr. Clough be terminated on account of disability he is entitled to 75% of his then current annual base salary for six months and eighteen months of medical coverage.

2.	Mr. O'Neil's employment contract with the Company entitles Mr. O'Neil to a severance package of 2.5 times the sum of annual base salary and target bonus along with eighteen months of medical coverage under the Company's medical plans. Under involuntary termination without cause or resignation for good reason, Mr. O'Neil would receive any amounts earned, accrued or owing but not yet paid; full vesting of any unvested stock options and any deferred past bonuses that have been earned but not paid. Should Mr. O'Neil be terminated on account of disability he is entitled to 75% of his then current annual base salary for six months and eighteen months of medical coverage.

3.

Mr. Grindstaff's employment contract with the Company entitles Mr. Grindstaff to a severance package of 2.5 times the sum of annual base salary and target bonus along with eighteen months of medical coverage under the Company's medical plans. Under involuntary termination without cause or resignation for good reason, Mr. Grindstaff would receive any amounts earned, accrued or owing but not yet paid; full vesting of any unvested stock options and any deferred past bonuses that have been earned but not paid. Should Mr. Grindstaff be terminated on account of disability he is entitled to 75% of his then current annual base salary for six months and eighteen months of medical coverage.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth the outstanding equity awards at December 31, 2022 to each of the named executive officers:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

Name	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
James F. O'Neil (1)	765,000	$0.197
William J. Clough (1)	637,500	0.197
Nicholas Grindstaff (1)	500,000	0.197

Footnotes:

1.

Effective September 15, 2022, Mr. O'Neil, Mr. Clough, and Mr. Grindstaff received 1,020,000, 850,000 and 750,000 restricted stock units, respectively, to vest over three years for Mr. O'Neil and Mr. Clough and over two years for Mr. Grindstaff, with the first tranche vesting immediately.

Director Compensation

For 2022, each of our directors received the following compensation pursuant to our director compensation plan:

Non-employee directors earned/received annual compensation of $100,000.

•	The $100,000 annual compensation for non-employee directors is issued in the form of $50,000 cash compensation and $50,000 common stock calculated by using the Nasdaq Stock Market closing price per share on the date of issuance. In addition, the chairman and member of the Investment Committee received $6,500 of additional cash compensation for their services.
•

At the election of each director, all or any portion of the cash compensation may be converted to stock purchase options calculated by using the strike price of ten percent (10%) above the Nasdaq Stock Market closing price per share on the date of grant.

•	At the election of each director, all or any portion of the cash compensation may be converted to stock calculated by using the Nasdaq Stock Market closing price per share on the date of conversion.

The following table sets forth the compensation of the non-employee directors for the fiscal year ended December 31, 2022:

	Fees			Non-
	earned			Equity	Nonqualified
	or			Incentive	Deferred
	paid in	Stock	Option	Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)

Paul Addison, Director	$50,001	$49,999	$—	$—	$—	$—	$100,000

C. Stephen Cochennet, Director	56,501	49,999	—	—	—	—	106,500

Corey A. Lambrecht, Director	56,501	49,999	—	—	—	—	106,500

Jerry Sue Thornton, Director	50,001	49,999	—	—	—	—	100,000

Sarah Tucker, Director	50,001	49,999	—	—	—	—	100,000

La Forrest Williams, Director	50,001	49,999	—	—	—	—	100,000

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding beneficial ownership of our voting shares as of December 31, 2022 by: (i) each stockholder known by us to be the beneficial owner of 5% or more of the outstanding voting shares, (ii) each of our directors and executives and (iii) all directors and executive officers as a group. Except as otherwise indicated, we believe that the beneficial owners of the voting shares listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Shares of common stock issuable upon exercise of options and warrants that are currently exercisable or that will become exercisable within 60 days of December 31, 2022 have been included in the table.

No shares of preferred stock are outstanding at the date of this report.

Beneficial Interest Table

		Percentages of
	Number of	Shares
	Securities	Beneficially
Name and Address of Beneficial Owner (1)	Owned	Owned (2)
Paul T. Addison (3)	61,706	*	%
William J. Clough (4)	943,011	*	%
James F. O'Neil (5)	1,947,831	1.24%
Nicholas M. Grindstaff (6)	296,052	*	%
C. Stephen Cochennet (7)	297,617	*	%
Corey A. Lambrecht (8)	243,322	*	%
Jerry Sue Thornton (9)	59,659	*	%
Sarah Tucker (10)	147,328	*	%
La Forrest V. Williams (11)	59,659	*	%
Irradiant Partners, LP, 201 Santa Monica Blvd, Suite 500, Santa Monica, CA 90401	11,199,995	7.13%
Officers, Directors, Executives as Group	4,056,185	2.58%

Footnotes:

1.	Except as otherwise indicated, the address of each beneficial owner is c/o Orbital Infrastructure Group, Inc., 5444 Westheimer Road, Houston Suite 1650, Texas 77056.

2.

Calculated on the basis of 157,503,312 shares of common stock outstanding at December 31, 2022 except that shares of common stock underlying options and RSUs exercisable within 60 days and issued within 60 days of the date hereof are deemed to be outstanding for purposes of calculating the beneficial ownership of securities of such holder of options and shares. A * denotes less than 1 percent beneficially owned.

3.	Mr. Addison is an Independent Director.

4.	Mr. Clough is a Director, Executive Chairman and Chief Legal Officer of Orbital Infrastructure Group, Inc.

5.	Mr. O'Neil is a Director, Vice Chairman, and Chief Executive Officer of Orbital Infrastructure Group, Inc.

6.	Mr. Grindstaff is Chief Financial Officer of Orbital Infrastructure Group, Inc.

7.	Mr. Cochennet is an Independent Director.

8.	Mr. Lambrecht is an Independent Director. Mr. Lambrecht’s shares include vested options to purchase 10,000 common shares.

9.	Ms. Thornton is an Independent Director.

10.	Ms. Tucker is an Independent Director.

11.	Mr. Williams is an Independent Director.

We relied upon Section 4(2) of the Securities Act of 1933 as the basis for an exemption from registration for the issuance of the above securities.

Employee Equity Incentive Plans

At December 31, 2022, the Company had outstanding the following equity compensation plan information:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Future issuance under equity compensation plans (excluding securities reflected in column )
Plan Category
Equity compensation plans approved by security holders	—	$—	3,039,900
Equity compensation plans not approved by security holders	197,887	6.46	—
	197,887	$6.46	3,039,900

Equity Compensation Plans Approved by Stockholders

At the 2020 Annual Meeting of Shareholders, the Company’s shareholders approved the Orbital Infrastructure Group 2020 Incentive Award Plan and authorized a share limit of 2,000,000 shares. At the 2021 Annual Meeting of Shareholders, the Company's shareholders approved an increase in authorized share limit to 5,000,000.  In 2022, the Company's shareholders approved an additional 5,000,000 shares.

The purpose of the Orbital Infrastructure Group 2020 Incentive Award Plan is to enhance our ability to attract, retain and motivate persons who make (or are expected to make) important contributions to Orbital Infrastructure Group by providing these individuals with equity ownership opportunities. Equity awards are intended to motivate high levels of performance and align the interests of our directors, employees and consultants with those of our stockholders by giving directors, employees and consultants the perspective of an owner with an equity stake in Orbital Infrastructure Group and providing a means of recognizing their contributions to the success of Orbital Infrastructure Group. Our board of directors and management believe that equity awards are necessary to remain competitive in its industry and are essential to recruiting and retaining the highly qualified employees who help Orbital Infrastructure Group meet its goals. A primary purpose of the plan is to provide OIG with appropriate capacity to issue equity compensation in anticipation of future acquisitions.

The Orbital Infrastructure Group 2020 Incentive Award Plan provides for the grant of stock options, including ISOs and nonqualified stock options (“NSOs”), stock appreciation rights (“SARs”), restricted stock, dividend equivalents, restricted stock units (“RSUs”) and other stock or cash-based awards. Certain awards under the Orbital Infrastructure Group 2020 Incentive Award Plan may constitute or provide for payment of “nonqualified deferred compensation” under Section 409A of the Code. All awards under the Orbital Infrastructure Group 2020 Incentive Award Plan will be set forth in the award agreement, which will detail the terms and conditions of awards, including any applicable vesting and payment terms and post termination exercise limitations. All Awards shall be subject to a minimum vesting of one year from the Grant Date. A brief description of each award type follows.

●

Stock Options and SARs. Stock options provide for the purchase of shares of common stock of Orbital Infrastructure Group in the future at an exercise price set on the grant date. ISOs, in contrast to NSOs, may provide tax deferral beyond exercise and favorable capital gains tax treatment to their holders if certain holding period and other requirements of the Code are satisfied. SARs entitle their holder, upon exercise, to receive from Orbital Infrastructure Group an amount equal to the appreciation of the shares subject to the award between the grant date and the exercise date. The plan administrator will determine the number of shares covered by each option and SAR, the exercise price of each option and SAR and the conditions and limitations applicable to the exercise of each option and SAR. The exercise price of a stock option or SAR will not be less than 100% of the fair market value of the underlying share on the grant date (or 110% in the case of ISOs granted to certain significant stockholders), except with respect to certain substitute awards granted in connection with a corporate transaction. The term of a stock option or SAR may not be longer than five years and are subject to any limitations of the Plan or that the Administrator may impose or provide in the Award Agreement.

●

Restricted Stock. Restricted stock is an award of nontransferable shares of common stock of Orbital Infrastructure Group that remain forfeitable unless and until specified conditions are met and which may be subject to a purchase price. Upon issuance of restricted stock, recipients generally have the rights of a stockholder with respect to such shares, which generally include the right to receive dividends and other distributions in relation to the award. The terms and conditions applicable to restricted stock will be determined by the plan administrator, subject to the conditions and limitations contained in the Orbital Infrastructure Group 2020 Incentive Award Plan.

●

RSUs. RSUs are contractual promises to deliver shares of common stock of Orbital Infrastructure Group in the future, which may also remain forfeitable unless and until specified conditions are met and may be accompanied by the right to receive the equivalent value of dividends paid on shares of common stock of Orbital Infrastructure Group prior to the delivery of the underlying shares (i.e., dividend equivalent rights). The Company accounts for forfeitures of employee awards as they occur. The plan administrator may provide that the delivery of the shares underlying RSUs will be deferred on a mandatory basis or at the election of the participant. The terms and conditions applicable to RSUs will be determined by the plan administrator, subject to the conditions and limitations contained in the Orbital Infrastructure Group 2020 Incentive Award Plan or as provided in the Award Agreement.

●

Other Stock or Cash Based Awards. Other stock or cash-based awards are awards of cash, shares of common stock of Orbital Infrastructure Group and other awards valued wholly or partially by referring to, or otherwise based on, shares of common stock of Orbital Infrastructure Group or other property. Other stock or cash-based awards may be granted to participants and may also be available as a payment form in the settlement of other awards, as standalone payments and as payment in lieu of compensation to which a participant is otherwise entitled. The plan administrator will determine the terms and conditions of other stock or cash-based awards, which may include any purchase price, performance goal, transfer restrictions and vesting conditions, subject to the conditions and limitations in the Orbital Infrastructure Group 2020 Incentive Award Plan or as provided in the Award Agreement.

The Orbital Infrastructure Group 2020 Incentive Award Plan provides that the plan administrator may establish compensation for non-employee directors from time to time subject to the Orbital Infrastructure Group 2020 Incentive Award Plan’s limitations. The plan administrator will from time to time determine the terms, conditions and amounts of all non-employee director compensation in its discretion and pursuant to the exercise of its business judgment, taking into account such factors, circumstances and considerations as it shall deem relevant from time to time, provided that, the sum of any cash compensation or other compensation and the grant date fair value of any equity awards granted under the Orbital Infrastructure Group 2020 Incentive Award Plan as compensation for services as a non-employee director during any fiscal year may not exceed $250,000 per year of a non-employee director’s service as a non-employee director. The non-employee Director receiving such additional compensation may not participate in the decision to award such compensation or in other contemporaneous compensation decisions involving the non-employee Director.

As of December 31, 2022 there are 3,039,900 remaining shares available to grant under the 2020 Incentive Award Plan.

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

The Company has outstanding at December 31, 2022, the following options issued under equity compensation plans not approved by security holders:

•

During 2012, the Company granted options to purchase restricted common stock at $4.56 per share to officers and directors as follows: 19,800 options that vest one year after the April 16, 2012 grant date; 64,875 options that vest over four years, 25% at one year after the grant date, thereafter in equal monthly installments, and 330,000 options to purchase restricted common stock at $6.00 per share were granted to an officer that vest in equal monthly installments over the course of forty-eight consecutive months beginning September 2012. Of these 2012 grants, zero remain outstanding and fully vested at December 31, 2022.

•

During 2013, the Company issued 350,000 options to purchase restricted common stock at $6.25 per share to three officers as follows: one third that vest one year after the June 24, 2013 grant date, one third that vest two years after the grant date and the balance that vest three years after the grant date. At December 31, 2022, 150,000 of these 2013 granted options are outstanding and fully vested.

•

During 2014, the Company issued options to purchase 10,000 shares of restricted common stock at a price of $6.92 per share to each board member who is not an employee of the Company. The options vested in twelve equal installments during 2014. The Company issued options to purchase 42,890 restricted shares of common stock at a price of $6.92 per share to two board members, who chose to receive a portion of their annual board compensation in the form of equity. The Company granted options to purchase 7,500 restricted shares of common stock at a price of $8.15 per share to each of the two then newly elected directors that vested August 31, 2015. Of these 2014 options grants, 47,887 options are outstanding and fully vested at December 31, 2022.

As of December 31, 2022, there are no remaining shares available to grant under the 2009 Equity Incentive Plan (Executive).

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

Except as set forth herein, no related party of the Company, including, but not limited to, any director, officer, nominee for director, immediate family member of a director or officer, immediate family member of any nominee for director, security holder that beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to its outstanding shares, or immediate family member of any such security holder, since the beginning of fiscal year 2022, has any material interest, direct or indirect, in any transaction or in any presently proposed transaction with the Company where the amount involved exceeds $120,000 which has or will materially affect the Company.

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

Item 14.  Principal Accountants Fees and Services

Fees or controlled billings for services billed by the Company’s principal accountant, PricewaterhouseCoopers in 2022 and Grant Thornton LLP in 2021, were as follows:

	For the Years Ended December 31,
(In thousands)	2022	2021
Audit fees (1)	$800	$725
Tax fees and other fees (2)	—	106
Total Fees	$800	$831

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

Stockholder Communications

Company stockholders who wish to communicate with the board of directors or an individual director may write to Orbital Infrastructure Group, Inc., 5444 Westheimer Road, Suite 1650, Houston, TX 77056 or to the attention of an individual director. Your letter should indicate that you are a stockholder and whether you own your shares in street name. Letters received will be retained until the next Board meeting when they will be available to the addressed director. Such communications may receive an initial evaluation to determine, based on the substance and nature of the communication, a suitable process for internal distribution, review and response or other appropriate treatment. There is no assurance that all communications will receive a response.

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

The company also maintains an Internet site, which contains information about the company, news releases, governance documents and summary financial data. The address of that site is www.OrbitalInfrastructureGroup.com.

Part IV

Item 15. Exhibits, Financial Statement Schedules

No schedules are included because the required information is inapplicable, not required or are presented in the financial statements or the related notes thereto.

EXHIBITS

The following exhibits are included as part of this Form 10-K.

Exhibit No.	Description
3.12(i) [13]	Certificate of Formation.
3.13(ii) [13]	Bylaws of Orbital Infrastructure Group, Inc.
10.91 [2]	Four-year lease for Irving, Texas facility effective January 1, 2020.
10.94 [3]	10-year lease for Tualatin, OR facility effective December 21, 2018.
10.95 [4]	Employment agreement with William J. Clough effective May 14, 2019.
10.97 [5]	Employment agreement with James F. O'Neil effective October 1, 2019.
10.104 [6]	Registered Direct Offering for the sale and issuance by the Company of an aggregate of 5,555,556 common shares for gross proceeds of $10.0 million filed January 4, 2021.
10.105 [7]	Placement Agency Agreement for the sale of shares at a price to the public of $1.80 per share.
10.106 [8]	Registered Direct Offering for the sale and issuance of an aggregate of 10,000,000 common shares at an offering price of $3.50.
10.107 [9]	Placement Agency Agreement for the sale of shares at a price to the public of $3.50 per share.
10.108 [10]	Amended and restated Securities Purchase Agreement with institutional investor dated February 12, 2021.
10.111 [11]	Note Purchase Agreement with institutional investor for issuance of note payable dated March 23, 2021.
10.113 [12]	Note purchase Agreement with institutional investor for issuance of note payable dated December 20, 2021.
10.114 [13]	Employment agreement with Nick Grindstaff effective November 16, 2021.
23.1 [13]	Consent of PricewaterhouseCoopers, LLP
23.2 [13]	Consent of Grant Thornton, LLP
23.3 [13]	List of all subsidiaries, state of incorporation and name under which the subsidiary does business.
31.1 [13]	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
31.2 [13]	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
32.1 [13]	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
32.2 [13]	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101 [13]	Inline XBRL-Related Documents.
101.INS [13]	Inline XBRL Instance Document.
101.SCH [13]	Inline XBRL Taxonomy Extension Schema Document.
101.CAL [13]	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF [13]	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB [13]	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE [13]	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104 [13]	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

Footnotes to Exhibits:

1.	Incorporated by reference to our Report on Form 8-K filed with the Commission on May 8, 2020.

2.	Incorporated by reference to our Report on Form 10-K filed with the Commission on March 30, 2020.
3.	Incorporated by reference to our Report on Form 10-Q filed with the Commission on May 20, 2020.
4.	Incorporated by reference to our Report on Form 8-K filed with the Commission on November 18, 2020.
5.	Incorporated by reference to our Report on Form 424B5 Prospectus supplement filed with the Commission on January 4, 2021.
6.	Incorporated by reference to our Report on Form 8-K filed with the Commission on January 4, 2021.
7.	Incorporated by reference to our Report on Form 424B5 Prospectus supplement filed with the Commission on January 15, 2021.
8.	Incorporated by reference to our Report on Form 8-K filed with the Commission on January 15, 2021.
9.	Incorporated by reference to our Report on Form 8-K filed with the Commission on February 16, 2021.
10.	Incorporated by reference to our Report on Form 8-K filed with the Commission on April 6, 2020.
11.	Incorporated by reference to our Report on Form 8-K filed with the Commission on March 26, 2021.
12.	Incorporated by reference to our Report on Form 10-K filed with the Commission on March 31, 2022.
13.	Filed herewith.

Item 16. Form 10-K Summary

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Orbital Infrastructure Group, Inc.

Signature		Title	Date

By	/s/ James F. O'Neil	CEO/Principal Executive	April 6, 2023
	James F. O'Neil	Officer/Director

By	/s/ Nicholas M. Grindstaff	CFO/ Principal Financial	April 6, 2023
	Nicholas M. Grindstaff	and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities on the dates indicated.

Signature		Title	Date

By	/s/ James F. O'Neil	CEO/Principal Executive	April 6, 2023
	James F. O'Neil	Officer/Director

By	/s/ William J. Clough	Executive Chairman/Chief Legal	April 6, 2023
	William J. Clough	Counsel/Director

By	/s/ Nicholas M. Grindstaff	CFO/ Principal Financial	April 6, 2023
	Nicholas M. Grindstaff	and Accounting Officer

By	/s/ Paul Addison	Director	April 6, 2023
Paul Addison

By	/s/ C. Stephen Cochennet	Director	April 6, 2023
C. Stephen Cochennet

By	/s/ Corey A. Lambrecht	Director	April 6, 2023
Corey A. Lambrecht

By	/s/ Jerry Sue Thornton	Director	April 6, 2023
Jerry Sue Thornton

By	/s/ Sarah Tucker	Director	April 6, 2023
Sarah Tucker

By	/s/ La Forrest Williams	Director	April 6, 2023
La Forrest Williams