Form 10-Q
period 2023-03-31
Orbital Infrastructure Group, Inc.
filed 2023-05-15
CIK 1108967

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

There were 4,693,569 shares of the registrant's common stock, par value $0.001 per share, outstanding as of May 15, 2023.

Securities registered pursuant to Section 12(b) of the Act.:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.001 par value.	OIG	Nasdaq Capital Market

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Orbital Infrastructure Group, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
(in thousands, except share and per share amounts)	2023	2022

Assets:
Current Assets:
Cash and cash equivalents	$23,993	$21,489
Restricted cash - current portion	123	123
Trade accounts receivable, net of allowance	49,968	52,652
Inventories	1,857	1,691
Contract assets	18,770	13,917
Note receivable, current portion	1,462	1,442
Prepaid expenses and other current assets	5,173	7,840
Assets held for sale, current portion	3,198	3,198
Total current assets	104,544	102,352

Property and equipment, less accumulated depreciation	21,718	22,930
Investment	1,063	1,063
Right of use assets - Operating leases	15,321	16,588
Right of use assets - Financing leases	7,447	8,394
Goodwill	7,006	7,006
Other intangible assets, net	108,945	111,134
Restricted cash, noncurrent portion	576	486
Deposits and other assets	1,593	1,618
Total assets	$268,213	$271,571

Liabilities and Stockholders' Equity:
Current Liabilities:
Accounts payable	$49,318	$41,333
Notes payable, current portion	250,711	144,708
Line of credit	4,000	4,000
Operating lease obligations - current portion	4,345	4,540
Financing lease obligations - current portion	5,437	5,316
Accrued expenses	45,198	39,065
Contract liabilities	2,700	10,218
Financial instrument liabilities	45,392	43,693
Total current liabilities	407,101	292,873

Financial instrument liability, noncurrent portion	—	536
Warrant liabilities	1,131	1,777
Notes payable, less current portion	1,276	100,528
Operating lease obligations, less current portion	11,327	12,350
Financing lease obligations, less current portion	6,311	7,673
Other long-term liabilities	570	570
Total liabilities	427,716	416,307

Commitments and contingencies

Stockholders' Equity:
Preferred stock, par value $0.001; 10,000,000 shares authorized; no shares issued at March 31, 2023 or December 31, 2022	—	—
Common stock, par value $0.001; 325,000,000 shares authorized; 4,658,274 shares issued and 4,649,447 shares outstanding at March 31, 2023 and 3,947,101 shares issued and 3,938,274 shares outstanding at December 31, 2022	5	4
Additional paid-in capital	353,251	347,511
Treasury stock at cost; 8,827 shares held at March 31, 2023 and December 31, 2022	(413)	(413)
Accumulated deficit	(507,286)	(487,121)
Accumulated other comprehensive loss	(673)	(691)
Total Orbital Infrastructure Group, Inc.'s stockholders' equity	(155,116)	(140,710)
Noncontrolling interest	(4,387)	(4,026)
Total stockholders' equity	(159,503)	(144,736)
Total liabilities and stockholders' equity	$268,213	$271,571

See accompanying notes to condensed consolidated financial statements

Orbital Infrastructure Group, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months
(in thousands, except share and per share amounts)	Ended March 31,
	2023	2022

Revenues	$80,186	$70,254

Cost of revenues	66,069	58,671

Gross profit	14,117	11,583

Operating expenses:
Selling, general and administrative expense	14,260	8,126
Depreciation and amortization	2,659	5,323
Provision for (recovery of) bad debt	490	(60)
Other operating income	(15)	(18)

Total operating expenses	17,394	13,371

Loss from operations	(3,277)	(1,788)

Loss on extinguishment of debt	(583)	(26,019)
Loss on financial instrument	(1,196)	(928)
Gain on warrant liabilities	646	—
Other income (expense)	(4,147)	345
Interest expense	(11,164)	(8,039)

Loss from continuing operations before income taxes	(19,721)	(36,429)
Income tax expense	536	241

Loss from continuing operations, net of income taxes	(20,257)	(36,670)

Discontinued operations (Note 3)
Loss from discontinued operations, net of income taxes	(268)	(953)

Net loss	$(20,525)	$(37,623)
Less: net loss attributable to noncontrolling interest	(360)	(22)
Net loss attributable to Orbital Infrastructure Group, Inc.	$(20,165)	$(37,601)

Basic and diluted weighted average common shares outstanding	4,327,323	2,078,168

Loss from continuing operations per common share - basic and diluted	$(4.60)	$(17.63)

Loss from discontinued operations per common share - basic and diluted	(0.06)	(0.46)

Loss per common share - basic and diluted	$(4.66)	$(18.09)

See accompanying notes to condensed consolidated financial statements

Orbital Infrastructure Group, Inc.

Condensed Consolidated Statements of Comprehensive Income and Loss

(Unaudited)

	For the Three Months
(in thousands)	Ended March 31,
	2023	2022
Net loss	$(20,525)	$(37,623)
Other comprehensive income (loss)
Foreign currency translation adjustment	18	6
Comprehensive loss	$(20,507)	$(37,617)

See accompanying notes to condensed consolidated financial statements

Orbital Infrastructure Group, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(Unaudited)

(in thousands, except share amounts)	Common Stock			Treasury Stock
	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total OIG Stockholder's Equity	Non-controlling Interest	Total Stockholders' Equity

Balance, December 31, 2022	3,947,101	$4	$347,511	$(8,827)	$(413)	$(487,121)	$(691)	$(140,710)	$(4,026)	$(144,736)
Issuance of common stock via equity raise	245,833	—	1,862	—	—	—	—	1,862	—	1,862
Common stock issued and issuable for compensation, services and royalty payments	14,009	—	631	—	—	—	—	631	—	631
Common stock issued for debt repayment	451,331	1	3,247	—	—	—	—	3,248	—	3,248
Net loss	—	—	—	—	—	(20,165)	—	(20,165)	(361)	(20,526)
Other comprehensive loss	—	—	—	—	—	—	18	18	—	18
Balance, March 31, 2023	4,658,274	5	353,251	(8,827)	(413)	(507,286)	(673)	(155,116)	(4,387)	(159,503)

(in thousands, except share amounts)	Common Stock			Treasury Stock
	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total OIG Stockholder's Equity	Non-controlling Interest	Total Stockholders' Equity

Balance, December 31, 2021	2,056,494	$2	$311,567	(8,827)	$(413)	$(210,934)	$(3,995)	$96,227	$39	$96,266
Common stock issuable for acquisition	3,125	—	250	—	—	—	—	250	—	250
Common stock issued and issuable for compensation, services and royalty payments	19,885	—	(1,693)	—	—	—	—	(1,693)	—	(1,693)
Common stock issued for debt repayment	66,334	—	4,445					4,445		4,445
Common stock issued to lenders for OID for $105 million debt - (reissued)	1,351	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	(37,601)	—	(37,601)	(22)	(37,623)
Other comprehensive loss	—	—	—	—	—	—	6	6	—	6
Balance, March 31, 2022	2,147,189	2	314,569	(8,827)	(413)	(248,535)	(3,989)	61,634	17	61,651

See accompanying notes to condensed consolidated financial statements

Orbital Infrastructure Group, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months
(in thousands)	Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(20,525)	$(37,623)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,173	3,687
Amortization of intangibles	2,242	5,003
Amortization of debt discount	4,224	1,635
Amortization of note receivable discount	—	(63)
Stock-based compensation and expense, net of forfeitures	631	(3,050)
Fair value adjustment to liability for stock appreciation rights	—	(269)
Fair value adjustment to financial instrument liabilities	1,196	928
Fair value adjustment to warrant liabilities	(646)	—
Loss on extinguishment of debt and debt modifications	583	26,019
Provision for bad debt	490	31
Deferred income taxes	33	—
Inventory reserve	—	(22)
Loss (gain) on sale of assets	212	(103)
Liquidated damages from debt	4,068	—
Non-cash unrealized foreign currency (gain) loss	(5)	48

Change in operating assets and liabilities, net of acquisition:
Trade accounts receivable	2,145	(3,935)
Inventories	(167)	20
Contract assets	(4,812)	(6,378)
Prepaid expenses and other current assets	2,748	(751)
Right of use assets/lease liabilities, net	33	35
Deposits and other assets	(16)	(26)
Accounts payable	7,633	7,929
Accrued expenses	5,053	4,175
Contract liabilities	(7,518)	1,145
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	775	(1,565)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisitions, net of cash received	—	(773)
Purchases of property and equipment	(622)	(1,351)
Deposits on financing lease property and equipment	8	26
Proceeds from sale of property and equipment	53	78
Purchase of other intangible assets	(18)	(51)
Proceeds from notes receivable	—	3,500
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(579)	1,429

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	—	3,500
Payments on line of credit	—	(2,000)
Payments on financing lease obligations	(1,310)	(1,212)
Proceeds from notes payable	9,750	—
Payments on notes payable	(6,053)	(5,804)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	2,387	(5,516)

Effect of exchange rate changes on cash	11	(268)
Net increase (decrease) in cash, cash equivalents and restricted cash	2,594	(5,920)
Cash, cash equivalents and restricted cash at beginning of period	22,098	28,041

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$24,692	$22,121

See accompanying notes to condensed consolidated financial statements

Orbital Infrastructure Group, Inc.

Condensed Consolidated Statements of Cash Flows (continued)

(Unaudited)

	For the Three Months
(in thousands)	Ended March 31,
	2023	2022
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid (net refunded)	$100	$(405)
Interest paid	$6,961	$5,183

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Non-cash investment in acquisition for equity issuances	$—	$250
Equipment purchased with debt	$271	$—
Accrued property and equipment purchases	$118	$126
Non-cash payments on debt	$2,759	$3,750

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

The Electric Power segment consists of Front Line Power Construction, LLC based in Houston, Texas (acquired November 17, 2021), Orbital Power, Inc. based in Dallas, Texas, (began operations in Q1 2020) and Eclipse Foundation Group which began operations in Q1 2021. The segment provides comprehensive infrastructure solutions to customers in the electric power industry. Services performed by Front Line Power and Orbital Power, Inc. generally include but are not limited to the engineering, design, installation, upgrade, repair and maintenance of electric power transmission and distribution infrastructure and substation facilities as well as emergency restoration services. Eclipse Foundation Group, which began operations in  January 2021, is a drilled shaft foundation construction company that specializes in providing services to the electric transmission and substation, industrial, telecommunication and disaster restoration market sectors, with expertise performing services in water, marsh and rock terrains. In the third quarter of 2022, in order to streamline operations, the Eclipse business was integrated into Front Line Power Construction, LLC, and ceased to be a separate business unit.

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

The Renewables segment consists of Orbital Solar Services based in Raleigh, North Carolina. Orbital Solar Services provides engineering, procurement and construction (“EPC”) services that support the development of renewable energy generation focused on utility-scale solar construction. The Company serves a wide variety of project types, including commercial, substation, solar farms, and public utility projects.

Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information, which includes condensed consolidated financial statements. Accordingly, they do not include all the information and notes necessary for a comprehensive presentation of financial position and results of operations and should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2022. The Condensed Consolidated Balance Sheet as of  December 31, 2022 has been derived from the audited financial statements as of that date included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.

At a special stockholders meeting held April 18, 2023, the Company’s stockholders approved an amendment to the Company’s Certificate of Formation to effect a reverse stock split of the Company’s outstanding common stock at a ratio ranging from any whole number between 10-for-1 and 40-for-1 in order to achieve a minimum bid price of $1.00 per share for a minimum of 10 consecutive trading days, as required for continued listing of the common stock on the Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2). The board of directors authorized a 1-for-40 ratio for the reverse stock split, which became effective on April 21, 2023. The accompanying condensed consolidated financial statements and notes to the condensed consolidated financial statements give retroactive effect to the reverse stock split for all periods presented.

It is management's opinion that all material adjustments (consisting of normal recurring adjustments) have been made, which are necessary for a fair financial statement presentation. All intercompany accounts and transactions have been eliminated in consolidation. The results for the interim period are not necessarily indicative of the results to be expected for the remaining quarters or year ending December 31, 2023.

Reconciliation of Cash, Cash Equivalents, and Restricted Cash on Condensed Consolidated Statements of Cash Flows

	For the Three Months
(in thousands)	Ended March 31,
	2023	2022
Cash and cash equivalents at beginning of period	$21,489	$26,865
Restricted cash at beginning of period (1)	609	1,176
Cash, cash equivalents and restricted cash at beginning of period	$22,098	$28,041

Cash and cash equivalents at end of period	$23,993	$20,949
Restricted cash at end of period (1)	699	1,172
Cash, cash equivalents and restricted cash at end of period	$24,692	$22,121

(1) Restrictions on cash at March 31, 2023 and March 31, 2022 relate to collateral for several bank-issued letters of credit for contract guaranties.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include estimates used to record purchase price allocations for the Company's acquisitions, fair value measurements used in goodwill impairment tests, impairment estimations of long-lived assets, revenue recognition on cost-to-cost type contracts, allowances for uncollectible accounts, valuations of non-cash capital stock issuances, estimates of the incremental borrowing rate for long-term leases, fair value estimates and the valuation allowance on deferred tax assets. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results  may differ from these estimates under different assumptions or conditions.

Reclassifications

Certain reclassifications have been made to the 2022 classifications in order to conform to the 2023 presentation.

Company Conditions and Sources of Liquidity

The Company has experienced net losses, cash outflows from cash used in operating activities and a decline in share value over the past years. As of and for the three months ended March 31, 2023, the Company had an accumulated deficit of $507.3 million, loss from continuing operations of $20.3 million, and net cash provided by operating activities of $0.8 million. Further, as of March 31, 2023, the Company had a working capital deficit of $302.6 million, including current maturities of debt, and cash and cash equivalents of $24.0 million available for working capital needs and planned capital asset expenditures.  As a result of the foregoing, the Company does not have sufficient liquidity and capital resources to meet its obligations and fund its operations for the twelve months following the issuance of these financial statements. These conditions raise substantial doubt regarding the Company’s ability to continue as a going concern.

The Company has plans to access additional capital to meet its obligations for the twelve months from the date these financial statements are available to be issued. Historically, the Company has raised additional equity and debt financing to fund its expansion; refer to Note 16 — Notes Payable and Line of Credit. The Company has also funded some of its capital expenditures through long-term financing with lenders and other investors as also described in further detail in Note 16 — Notes Payable and Line of Credit. Our ability to raise the additional capital is dependent on a number of factors, including, but not limited to, the market demand for our common stock, which itself is subject to a number of business risks and uncertainties, our creditworthiness and the uncertainty that we would be able to raise such additional capital at a price that is favorable to us. As of March 31, 2023, the Company has an effective S-3 shelf registration statement for the issuance of various types of securities, including common stock, preferred stock, debt securities and/or warrants in the aggregate of up to $64.0 million.

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

Restructuring Costs

In September 2022, the Company fully impaired its finance lease equipment related to the Eclipse Foundation Group in the Electric Power segment. These pieces of equipment are drilling specific and at this time, the Company does not plan to use the equipment for the remaining term of the leases. As these leases are non-cancelable and do not include a sub-leasing option, the full finance lease assets related to Eclipse were removed from the balance sheet and an equal impairment was recognized in the amount of $4.5 million in the third quarter of 2022. Future payments related to these leases will be approximately $4.4 million paid through June 2026.

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

Goodwill and Indefinite-lived intangible assets

The Company had goodwill from acquisitions made in 2020, 2021 and 2022. Goodwill in the Front Line Power and GTS reporting units was impaired in 2022 for $70.2 million and $25.8 million respectively due to triggering events in the third quarter related to a continued decline in the Company's market capitalization, significant losses in the Renewables segment and interest rate increases and limitations on accessing capital, which raised substantial doubt regarding the Company's ability to continue as a going concern. The fair value of the reporting units was valued using a market approach. The impairment assessment concluded that the fair value of the Renewables reporting unit was in excess of its carrying amount, which was negative. After impairments, the Company had $7.0 million of goodwill remaining at December 31, 2022 associated with Orbital Solar Services ("OSS) acquired in 2020. At the same time as the goodwill impairment, the Company assessed the other intangibles in the Renewables segment and determined the Customer relationship intangible was fully impaired and the remaining $4.3 million of book value was written off in the third quarter of 2022.

During the fourth quarter of 2022, triggering events of the same nature led to further valuation of the Company's indefinite-lived intangible assets using a relief from royalties method which resulted in impairment. The impairment assessment included significant assumptions related to revenue growth rates, royalty rates, and discount rates. For the year ended December 31, 2022, management concluded that indefinite-lived intangibles were impaired by $9.3 million dollars primarily attributable to the Front Line and GTS trade names.

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

During the first quarter of 2023, management considered all known events and circumstances that might trigger an impairment of goodwill, noting none. The remaining goodwill of $7.0 million dollars is associated with OSS which has a negative carrying value.

Accrued expenses

Accrued expenses are liabilities that reflect expenses on the statement of operations that have not been paid or recorded in accounts payable at the end of the period. At March 31, 2023 and  December 31, 2022, accrued expenses of $45.2 million and $39.1 million, respectively included the following components:

(in thousands)	March 31	December 31
	2023	2022
Accrued bonding	$1,962	$1,920
Accrued compensation	4,559	5,589
Working capital adjustment on Front Line Power Construction acquisition	4,592	4,592
Accrued interest payable	6,886	5,885
Accrued taxes payable	669	248
Accrued subcontractor expenses	16,274	11,299
Accrued union dues	874	937
Accrued vendor invoices and accrued other expenses	9,382	8,595
Total accrued expense	$45,198	$39,065

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our significant accounting policies are detailed in "Note 2 Summary of Significant Accounting Policies" within Item 8 of the Company's Annual Report on Form 10-K for the year ended  December 31, 2022 filed with the SEC on April 7, 2023.

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

The Company's U.K. operations were divested in May 2022 and most of the assets of the North American operation were divested in the third quarter of 2022. At March 31, 2023 and December 31, 2022, the remaining assets held for sale were the Company's VE Technology intellectual property and certain fixed assets at Eclipse Foundation Group.

Assets held for sale that are included on the Company's balance sheet, relate to the company's discontinued businesses, and are described below. As of March 31, 2023 and December 31, 2022 there were no liabilities held for sale.

	As of	As of
	March 31,	December 31,
(in thousands)	2023	2022

Carrying amounts of the major classes of assets included in discontinued operations:

Property and equipment	$1,385	$1,385
Other intangible assets	1,813	1,813
Total assets of the disposal group classified as held for sale	$3,198	$3,198

Selected data for these discontinued businesses consisted of the following:

Reconciliation of the Major Classes of Line Items Constituting Pretax Loss from

Discontinued Operations to the After-Tax Loss from Discontinued Operations That Are

Presented in the Condensed Consolidated Statement of Operations

(in thousands)	For the Three Months
	Ended March 31,
Major classes of line items constituting pretax loss from discontinued operations:	2023	2022

Revenues	$85	$3,986
Cost of revenues	(191)	(2,694)
Selling, general and administrative expense	(162)	(2,139)
(Provision) credit for bad debt	—	(91)
Interest expense	—	(7)
Other expense	—	(8)
Pretax loss from discontinued operations	(268)	(953)
Income tax expense	—	—
Total loss from discontinued operations	$(268)	$(953)

Net cash provided by operating activities of discontinued operations for the  three months ended March 31, 2023 was $ 0.6 million.

Net cash provided by investing activities of discontinued operations for the three months ended March 31, 2023 was $0 dollars.

4.	REVENUE FROM CONTRACTS WITH CUSTOMERS

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

Balances and activity in the current contract liabilities as of and for the three months ended March 31, 2023 and 2022 was as follows:

	For the Three Months
	Ended March 31,
(in thousands)	2023	2022
Total contract liabilities - beginning of period	$10,218	$6,503
Other contract additions, net	1,701	6,905
Change in provision for loss	(3,567)	—
Revenue recognized	(5,652)	(6,938)
Total contract liabilities - end of period	$2,700	$6,470

Performance Obligations

Remaining Performance Obligations

Remaining performance obligations represents the transaction price of contracts with customers for which work has not been performed and excludes unexercised contract options and potential orders under ordering-type contracts. As of March 31, 2023, the Company's remaining performance obligations are generally expected to be filled within the next 12 months. For the contracts that are greater than 12 months the Company has approximately $142.2 million in the aggregate of future revenue related to remaining performance obligations that are unsatisfied or partially unsatisfied as of March 31, 2023.

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

Two large solar projects have liquidated damages included within their customer contracts. In the event of a delay in the achievement of project milestones, the contracts specify the dollar amount of delay damages owed each day past the agreed upon milestone date. These delay liquidated damages are capped at 15% of the project contract price. During Q4 2022, the estimated completion dates on these two large solar projects were pushed passed milestone due dates in which the Company is contractually obligated to meet. As a result of these delays, the Company recorded liquidated damages as variable consideration, reducing the contract price on these two projects by a total of $17.1 million in 2022. This reduction in contract price along with additional estimated costs to complete the projects resulted in a catch-up adjustment to reduce revenue recorded year-to-date in 2022 by $21.4 million dollars. The customer on these two solar projects has the right to invoice, but as of May 15, 2023, has not yet sent an invoice for liquidated damages. Although the Company accrued for these liquidated damages in 2022, there is a possibility that some or all of the $17.1 million in liquidated damages could be reversed in future years if the customer does not invoice for these damages or if a legal settlement is reached.

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

The following table presents the Company's revenues disaggregated by the type of customer:

	For the Three Months				For the Three Months
	Ended March 31, 2023				Ended March 31, 2022
(in thousands)	Electric Power	Telecommunications	Renewables	Total	Electric Power	Telecommunications	Renewables	Total

Utilities	$36,808	$214	$—	$37,022	$39,251	$—	$—	$39,251
Telecommunications	133	26,745	—	26,878	—	16,095	—	16,095
Renewables	—	—	14,929	14,929	—	—	14,464	14,464
Other	1,357	—	—	1,357	444	—	—	444
Total revenues	$38,298	$26,959	$14,929	$80,186	$39,695	16,095	$14,464	$70,254

The following table presents the Company's revenues disaggregated by type of contract:

	For the Three Months				For the Three Months
	Ended March 31, 2023				Ended March 31, 2022
(in thousands)	Electric Power	Telecommunications	Renewables	Total	Electric Power	Telecommunications	Renewables	Total

Cost-plus contracts	$15,268	$—	$—	$15,268	$17,237	$112	$—	$17,349
Fixed price contracts	6,187	1,291	14,929	22,407	7,742	2,319	14,464	24,525
Unit price contracts	16,843	25,668	—	42,511	14,716	13,664	—	28,380
Total revenues	$38,298	$26,959	$14,929	$80,186	$39,695	$16,095	$14,464	$70,254

5.	INVENTORIES

Inventories consist of raw materials and work-in-process and and are stated at the lower of cost or net realizable value using the first-in, first-out (FIFO) method as a cost flow convention or through the moving average cost method. At March 31, 2023 and December 31, 2022, inventory by category is valued net of reserves and consists of:

	As of March 31,	As of December 31,
(in thousands)	2023	2022
Raw materials	$1,706	$1,338
Work-in-process	151	353
Total inventories	$1,857	$1,691

6.	INVESTMENTS

The Company has a minority ownership in Virtual Power Systems ("VPS"). The VPS investment basis at March 31, 2023 and December 31, 2022 was $1.1 million and $1.1 million, respectively, as reflected on the condensed consolidated balance sheets. The investment is held at March 31, 2023 under the cost method of accounting for investments.

7.	LEASES

Operating leases

Consolidated total operating lease costs were $1.6 million for the three months ended March 31, 2023 and $1.8 million for the three months ended March 31, 2022 and are included in cost of sales; selling, general and administrative expense; and other income (expense), on the condensed consolidated statement of operations.

Future minimum operating lease obligations at March 31, 2023 are as follows for the years ended December 31:

(in thousands)
2023 (remaining period)	$4,212
2024	4,619
2025	3,118
2026	2,616
2027	1,963
Thereafter	1,815
Interest portion	(2,672)
Total operating lease obligations	$15,671

Total lease cost and other lease information is as follows:

	For the Three Months Ended March 31,
(in thousands)	2023	2022
Operating lease cost	$1,591	$1,623
Short-term lease cost	62	59
Variable lease cost	71	251
Sublease income	(129)	(129)
Total lease cost	$1,595	$1,804

Other information - Operating leases (in thousands)	For the Three Months Ended March 31,
	2023	2022
Cash paid for amounts included in the measurement of lease obligations:
Operating cash flows used in operating leases	$(1,526)	$(1,635)
Right-of-use assets obtained in exchange for new operating lease obligations	$240	$3,172
Weighted-average remaining lease term - operating leases (in years)	4.5	4.5
Weighted-average discount rate - operating leases	7.1%	7.1%

Variable lease costs primarily include common area maintenance costs, real estate taxes and insurance costs passed through to the Company from lessors.

Financing leases

Consolidated total financing lease costs were $1.2 million and $1.5 million for the three months ended March 31, 2023 and 2022 and are included in depreciation in cost of sales and interest expense.

Future minimum finance lease obligations at March 31, 2023 are as follows for the years ended December 31:

(in thousands)
2023 (remaining period)	$4,658
2024	5,336
2025	1,945
2026	946
2027	48
Thereafter	—
Interest portion	(1,188)
Total financing lease obligations	$11,745

Total financing lease costs are as follows:

	For the Three Months Ended March 31,
(in thousands)	2023	2022
Depreciation of financing lease assets	$1,016	$1,308
Interest on lease liabilities	199	241
Total finance lease cost	$1,215	$1,549

Other information - Financing leases	For the Three Months Ended March 31,
(in thousands)	2023	2022
Cash paid for amounts included in the measurement of lease obligations:
Operating cash flows from financing leases	$(199)	$(241)
Financing cash flows from financing leases	$(1,310)	$(1,212)
Right-of-use assets obtained in exchange for new financing lease obligations	$67	$837
Weighted-average remaining lease term - financing leases (in years)	2.4	2.8
Weighted-average discount rate - finance leases	6.5%	6.5%

8.	STOCK-BASED COMPENSATION AND EXPENSE

All common stock share and per share data reflects the reverse stock split effective April 21, 2023, as described in Note 19 Subsequent Events, Reverse stock split.

Through December 31, 2021, the Company had been vesting a series of stock appreciation rights (SARS) to be settled in cash to certain executives. The SARS were considered liability-classified awards meaning their fair-values were remeasured at the end of each reporting period using a binomial lattice model and any changes in fair value for the vesting periods to-date were recorded through the income statement with a corresponding liability accrued on the balance sheet. Since December 31, 2021, the SARS have been exchanged for restricted stock units (RSUs) on the modification date of January 14, 2022 as approved by the Board of Directors. To account for this exchange, the company revalued the SARS as of the modification date of January 14, 2022 using the binomial lattice model and recorded changes in the vested value since December 31, 2021 as an adjustment to the income statement. The Company then reclassified the SARS accrued liability to APIC for new RSUs and recognized incremental expense. Shares deemed vested at the modification date were released and issued net of tax in March 2022. The SARS that converted to RSUs, were added to the Company's existing RSU program. The company recorded $0.6 million of expense for RSUs for the three months ended March 31, 2023.

Restricted Stock

In  March 2021, the Company granted 3 million restricted shares with an aggregate fair value of $16.4 million with a graded vesting schedule. One-third of which were vested in  April 2021, one-third of which were due to vest in  April 2022, and one-third of which were due to vest in  April 2023. The Company recorded zero and a net credit of $3.9 million, respectively, to compensation expense related to the forfeiture of these grants in the three months ended March 31, 2023 and March 31, 2022 respectively. The credit to compensation expense in the first three months of 2022 was due to a $5.2 million reversal of expense related to the forfeiture of the unvested restricted stock upon the termination of an employee as of March 31, 2022.

Restricted Stock Units

	Number of restricted shares	Weighted-average grant date fair value

Non-vested shares, beginning of year	104,094	$55.35
Granted	—	—
Vested	(14,802)	78.70
Forfeited	(2,147)	106.08
Non-vested shares, end of year	87,145	$50.13

9.	WARRANTS

All common stock share and per share data reflects the reverse stock split effective April 21, 2023, as described in Note 19 Subsequent Events, Reverse stock split.

On April 28, 2022, the Company entered into a Securities Purchase Agreement with an institutional investor. The Purchase Agreement provides for the sale and issuance by the Company of an aggregate of: (i) 225,000 shares of the Company’s common stock, $0.001 par value, (ii) pre-funded warrants to purchase up to 178,847 shares of Common Stock and (iii) accompanying warrants to purchase up to 403,846 shares of Common Stock. The offering price per share and associated prefunded warrants was $52.00 for the shares and $51.996 for the prefunded warrants. The prefunded warrants were immediately exercisable, had an exercise price of .004 and were exercised during the three months ended June 30, 2022.

The accompanying warrants have an exercise price of $52.40, and will be exercisable 6-months after their date of issuance and will expire on the fifth anniversary of the original issuance date.

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

Warrants outstanding and warrant activity for the three months ended March 31, 2023 is as follows:

Description	Classification	Exercise Price	Expiration Date	Balance December 31, 2022	Warrants Issued	Warrants Exercised	Warrants Expired	Balance March 31, 2023

Warrants	Liability	$52.40	April 2027	403,846	-	-	-	403,846
Total				403,846	-	-	-	403,846

10.	SEGMENT REPORTING

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

The following information represents segment activity for the three months ended March 31, 2023:

(in thousands)	Electric Power	Telecommunications	Renewables	Other	Total
Revenues from external customers	$38,298	$26,959	$14,929	$—	$80,186
Depreciation and amortization (1)	3,988	1,232	179	16	5,415
Interest expense	5,852	106	12	5,194	11,164
Income (loss) from operations	2,705	2,826	(4,613)	(4,195)	(3,277)
Expenditures for long-lived assets	297	336	1	6	640

(1)  For the Electric Power segment, the Telecommunications segment, and the Renewables segment, depreciation and amortization includes $2.6 million, $0.18 million and $5 thousand respectively, which was included in cost of revenues in the Condensed Consolidated Statement of Operations.

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

(1)   For the Electric Power segment and the Telecommunications segment, depreciation and amortization includes $3.2 million and $0.2 million respectively, which was included in cost of revenues in the Condensed Consolidated Statement of Operations.

(2)  Includes purchases of property, plant and equipment and other intangible assets. The Other category includes expenditures for discontinued operations of $10 thousand.

The following information represents selected balance sheet items by segment as of  March 31, 2023:

(in thousands)	Electric Power	Telecommunications	Renewables	Other	Total
Segment assets	$162,779	$72,749	$17,297	$15,388	$268,213
Goodwill	—	—	7,006	—	7,006
Other intangible assets, net	83,955	23,705	1,285	—	108,945

The following information represents selected balance sheet items by segment as of December 31, 2022:

(in thousands)	Electric Power	Telecommunications	Renewables	Other	Total
Segment assets	$167,245	$67,920	$18,932	$17,474	$271,571
Goodwill	—	—	7,006	—	7,006
Other intangible assets, net	85,355	24,333	1,446	—	111,134

11.	RECENT ACCOUNTING PRONOUNCEMENTS

In March 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-02, Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects to allow reporting entities to elect to account for their tax equity investments, regardless of the tax credit program from which the income tax credits are received, using the proportional amortization method if certain conditions are met. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted in any interim period, but it shall be adopted as of the beginning of the fiscal year that includes that interim period. ASU 2023-02 is not expected to have a material effect on our consolidated financial statements.

In March 2023, the FASB issued ASU 2023-01, Leases (Topic) 842: Common Control Arrangements. Topic 842 requires that entities determine whether a related-party arrangement between entities under common control is a lease. If the arrangement is determined to be a lease, an entity must classify and account for the lease on the same basis as an arrangement with an unrelated party. The amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted in any interim period, but it shall be adopted as of the beginning of the fiscal year that includes that interim period. ASU 2023-01 is not expected to have a material effect on our consolidated financial statements.

In September 2022, the FASB issued ASU 2022-04, Liabilities - Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations to enhance transparency about an entity’s use of supplier finance programs. Under the ASU, the buyer in a supplier finance program is required to disclose information about the key terms of the program, outstanding confirmed amounts as of the end of the period, a roll-forward of such amounts during each annual period, and a description of where in the financial statements outstanding amounts are presented. An entity should also consider whether the existence of a supplier finance program changes the appropriate presentation of the payables in the program from trade payables to borrowings. The amendments in this update were effective for the Company for fiscal periods beginning after December 15, 2022, including interim periods within those fiscal years, except for the disclosure of roll-forward information, which is effective for fiscal years beginning after December 15, 2023, with early adoption permitted. The Company did not identify any supplier finance program obligations and the new standard did not have an effect on the Company's financial position or results of operations.

In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. ASU 2022-03 clarifies that a contractual restriction on the sale of an equity security should not be considered in measuring fair value. It also requires the following disclosures for equity securities subject to the contractual sale restrictions: 1) the fair value of equity securities subject to contractual sale restrictions reflected in the balance sheet; 2) the nature and remaining duration of the restriction(s); and 3) the circumstances that could cause a lapse in the restriction(s). ASU 2022-03 is effective for the fiscal years and interim periods within those fiscal years, beginning after December 15, 2023. Early adoption is permitted. The guidance should be applied prospectively. ASU 2022-03 is not expected to have a material effect on our consolidated financial statements.

On October 28, 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This guidance requires entities to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination. This standard was designed to provide consistent recognition and measurement guidance for revenue contracts with customers. Legacy guidance requires entities to record contract assets and contract liabilities acquired to be recorded at fair value. The amendments were effective for the Company for fiscal years beginning after December 15, 2022. The Company has not completed any business combinations since the effective date of the new standard therefor, there is no impact on the Company's financial position or results of operations.

12.	FAIR VALUE MEASUREMENTS

The Company’s fair value hierarchy for our financial liabilities as of March 31, 2023 and December 31, 2022 was as follows:

(in thousands)
March 31, 2023	Level 1	Level 2	Level 3	Total
Contingent consideration	$—	$—	$570	$570
Front Line Power Construction seller financed debt, net of discount	—	69,000	—	69,000
Financial instrument liability - related to Syndicated debt	—	—	607	607
Financial instrument liability - related to Front Line Power Construction seller financed debt	—	—	44,785	44,785
Prepaid advance agreement	—	—	—	—
Warrant liability	—	—	1,131	1,131
Total liabilities	$—	$69,000	$47,092	$116,093

December 31, 2022	Level 1	Level 2	Level 3	Total
Contingent consideration	$—	$—	$570	$570
Front Line Power Construction seller financed debt, net of discount	—	68,753	—	68,753
Financial instrument liability - related to Syndicated debt	—	—	536	536
Financial instrument liability - related to Front Line Power Construction seller financed debt	—	—	43,693	43,693
Prepaid advance agreement	—	1,829	—	1,829
Warrant liability	—	—	1,777	1,777
Total liabilities	$—	$70,582	$46,575	$117,158

(in thousands)	Financial Instrument Liability - related to Syndicated debt
Balance at December 31, 2022	$536
Fair value adjustment to financial instrument liability	71
Balance at March 31, 2023	$607

(in thousands)	Financial Instrument Liability - related to FLP seller financed debt
Balance at December 31, 2022	$43,693
Fair value adjustment to financial instrument liability	1,093
Balance at March 31, 2023	$44,785

(In thousands)	Warrant Liability
Balance at December 31, 2022	$1,777
Fair value adjustment to warrant liability	(646)
Balance at December 31, 2022	$1,131

See note 16 for more information about the Company's prepaid advance agreement. There were no transfers between Level 3 and Level 2 in the three months ended March 31, 2023 as determined at the end of the reporting period.

13.	LOSS PER COMMON SHARE

All common stock share and per share data reflects the reverse stock split effective April 21, 2023, as described in Note 19 Subsequent Events, Reverse stock split.

In accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification Topic 260 (“FASB ASC 260”), “Earnings per Share,” Basic loss from continuing operations per share, basic income from discontinued operations per share and basic net income (loss) per share that is available to shareholders is computed by dividing the income or loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the respective loss available to common stockholders by the weighted average number of diluted shares outstanding during the period calculated using the treasury stock method. Due to the Company’s loss from continuing operations in the three months ended March 31, 2023 and March 31, 2022, the assumed exercise of stock options, warrants and the unvested restricted stock that would otherwise increase diluted shares using the treasury stock method would have had an antidilutive effect and therefore 5 thousand shares related to stock options, 0.4 million warrants outstanding at March 31, 2023 and 87 thousand shares of restricted stock units were excluded from the computation of diluted net loss per share for the three months ended March 31, 2023 and 5 thousand shares related to stock options outstanding at  March 31, 2022 were excluded for the three months ended March 31, 2022 and zero shares of restricted stock and restricted stock units were excluded from the computation of diluted net loss per share for the three months ended March 31, 2022.  Accordingly, diluted earnings (loss) per share for continuing operations, discontinued operations and net income is the same as basic earnings (loss) per share for continuing operations, discontinuing operations and net loss for the three months ended  March 31, 2023 and 2022.

	For the Three Months
(in thousands, except share and per share amounts)	Ended March 31,
	2023	2022
Loss from continuing operations, net of income taxes	$(20,257)	$(36,670)
Loss from discontinued operations, net of income taxes	(268)	(953)

Net loss	$(20,525)	$(37,623)

Basic and diluted weighted average number of shares outstanding	4,327,323	2,078,168

Loss from continuing operations per common share - basic and diluted	$(4.60)	$(17.63)

Loss from discontinued operations per common share - basic and diluted	(0.06)	(0.46)

Loss per common share - basic and diluted	$(4.66)	$(18.09)

14.	INCOME TAXES

The Company is subject to taxation in the U.S., as well as various state and foreign jurisdictions. The Company continues to record a full valuation allowance against the Company's U.S. net deferred tax assets. In future periods, tax benefits and related deferred tax assets will be recognized when management concludes realization of such amounts is more likely than not.

Total net income tax expense of $0.5 million and $0.2 million were recorded to the income tax provision from continuing operations for the three months ended March 31, 2023, and March 31, 2022, respectively, resulting in an effective tax rate of (2.7%) and (0.7%), respectively.  Income tax expense was primarily due to state minimum taxes.

15.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss are as follows:

(in thousands)	As of March 31, 2023	As of December 31, 2022
Foreign currency translation adjustment	$(673)	$(691)
Accumulated other comprehensive loss	$(673)	$(691)

16.	NOTES PAYABLE AND LINE OF CREDIT

Notes payable is summarized as follows:

(in thousands)	As of March 31, 2023	As of December 31, 2022
Syndicated debt (1)	$114,463	$114,725
Seller Financed notes payable - Front Line Power Construction, LLC acquisition (2)	69,168	69,168
Note Payable - financing notes (3)	887	2,210
Seller Financed notes payable - Reach Construction Group, LLC acquisition (4)	3,480	3,480
Vehicle and equipment loans (5)	2,120	2,014
Non-recourse payable agreements (6)	5,220	10,400
Notes payable - Institutional investor (7)	75,677	60,780
Prepaid Advance agreement (8)	-	1,829
Conditional settlement notes payable agreement (9)	1,500	2,250
Full Moon and CFS - loans to prior owners (10)	23	29
Subtotal	272,538	266,885
Unamortized prepaid financing fees	(20,551)	(21,649)
Total long-term debt	251,987	245,236
Less: notes payable, current	(250,711)	(144,708)
Notes payable, less current portion	$1,276	$100,528

(1)

On November 17, 2021, the Company entered into a credit agreement and associated documents (the “Credit Agreement”) with Alter Domus (US), LLC (“Alter Domus”), as administrative agent and collateral agent and various lenders (the “Lenders”) in order to enable the Company to finance the acquisition of Front Line Power Construction, LLC. The Lenders made a Term Loan to Front Line in the initial principal amount of $105,000,000 for the purposes of financing the acquisition and the associated expenses. The term loan initially bears interest at the three-month Adjusted LIBOR Rate, plus the Applicable Margin, of which 2.5% may be paid in-kind. The Term Loan shall be repaid in consecutive quarterly installments of $262,500, and commenced on June 30, 2022. The Credit Agreement provides for mandatory prepayments on the occurrence of events such as sales of assets, Consolidated Excess Cash Flow and Excess Receipts during the term. The credit agreement provides for prepayment premiums (initially 5% on prepayments made in the first 30 months of the term, declining to 1% in the final year of the term). The Term Loan matures on November 17, 2026, subject to acceleration on Events of Default. The interest rate on the term notes at March 31, 2023 was 17.38% with an effective rate of 23.5%. In  November 2022, The Company resolved a dispute with the Syndicated lenders whereby the Syndicated lenders deemed the Company to be in default of its credit agreement due to the Company using proceeds from Front Line Power's operations to pay down $9.5 million of the Company's working capital adjustment with the sellers of Front Line Power. As part of a consent agreement with the lenders, the Company agreed to pay the lenders in a paid-in-kind amount of $10.5 million, which was added to the Syndicated debt balance and included $1.0 million of interest calculated from the date of the first intercompany advance that the Company made. The $10.5 million was added to the original issue discount and will be amortized to interest expense over the life of the loan. At  March 31, 2023 the Company was not in compliance with all debt covenants but is seeking a forbearance on the default, and has reclassified the $96.5 million long-term balance of the term loan net of discount to current liabilities.

(2)

On November 17, 2021, the Company entered into two unsecured promissory notes, one with Kurt A Johnson, Jr, for $34,256,000 and the second for $51,384,000 with Tidal Power Group LLC. These promissory notes bear interest at a rate of 6% per annum and as modified on April 29, 2022 and December 30, 2022, $20 million was paid on May 6, 2022, $15 million is due on or before April 1, 2023 and the remaining balance is due on May 31, 2023. On December 10, 2021, Kurt A Johnson Jr. received an additional unsecured promissory note in the principal sum of $1,090,000 also with a 6% per annum interest rate in exchange for a reduction of shares issued to Kurt of 400,000. This note was paid off as part of the  May 6, 2022 payment. Additionally in amendments to the note, the Company also agreed to reduce the restriction period under the Tidal Lockup letter from two years to one year and to the extent that if the value of the shares previously issued to Tidal Power were less than $160.00 per share after the effects of the reverse stock split, upon expiration of the restriction period ending April 1, 2023, the Company has agreed to pay additional consideration to Tidal Power so that the value of Tidal Power's shares are equal to no less than $28,852,844. For the Johnson lockup letter, the Company agreed to pay additional consideration to Mr. Johnson upon expiration of the restriction period ending April 1, 2023, so that the value of his stock consideration is no less than $17,635,228, which is equal to $160.00 per common share after the effects of the reverse stock split. Any shortfall would be made up by issuing Mr. Johnson additional common shares. In 2022, the Company recorded a $26.2 million loss on extinguishment related to these loan modifications. The Company did not make the required cash payments on April 1, 2023 and is in default on the unsecured promissory notes but received a verbal forbearance from the note holders. The Company did not issue make-whole shares upon the April 1, 2023 expiration of the restriction period and effected an agreement to extend the restriction period to September 30, 2023. See Note 19 - Subsequent Events for additional information.

(3)	The Company executes notes payable with First Insurance Funding for the purposes of financing a portion of the Company's insurance coverage. The Company executed a note payable in July 2022 for $3.3 million and one in November 2022 for $0.7 million both at 3.28% interest. These two notes are scheduled to mature in May 2023.

(4)

Includes two seller-financed notes payable, one for $5 million and the second for $1.5 million. In August 2021, the $5 million note was amended from its original 18-month term; the Company paid $1 million in cash and exchanged 3,895 shares of common stock after the effects of the reverse stock split in exchange for an additional $1 million reduction in principal. The new loan had a face value of $2.0 million at a rate of 6% per annum and was recorded based on an estimated market interest rate of 10% per annum with an original issue discount of $48 thousand. The second seller financed note payable is due 36-months from the April 1, 2020 acquisition date. Both notes had an original stated interest rate of 6% per annum. In 2022, the Company filed and served a Federal Civil Complaint asserting various causes-of-action against the holder of the note, including misrepresentations made during the course of negotiating this transaction. Based on that complaint, the evidence contained therein, and the conduct described, the Company reasonably believes that it owes no additional compensation as a result of this transaction and will be making no payments toward this obligation until legal determinations have been made.

(5)	Includes vehicle and equipment loans with interest rates ranging from 0% to 9.15%.

(6)	The Company entered into a non-recourse agreement, which was originated in November 2021 with a face amount of $9.5 million. The Company received net cash proceeds of $6.9 million. The Company recorded a liability of $9.5 million and a debt discount of $2.6 million. Under the terms of the agreement, for the first 12 weeks, the Company made weekly payments of $148 thousand and for the final 20 weeks, the Company was to make payments of $384 thousand. The agreement had no stated interest rate, but the discount and loan origination fees were being amortized based on an 89% interest rate. In April 2022, the Company took out three non-recourse agreements for the sale of future revenues in the combined amount of $20.2 million. The Company received approximately $13.3 million after the deduction of an original issue discount and upfront fees. In April 2022, the Company used part of the proceeds from these non-recourse agreements to pay off the non-recourse note of $4.2 million that was on the balance sheet as of March 31, 2022 and recorded a loss on extinguishment of $0.4 million. The loans vary in length from 26 to 48 weeks. The Company paid off the smallest of the three notes in June 2022 and recorded a loss on extinguishment of $0.1 million. Discounts on the remaining agreements were being amortized based on an effective interest rate of 88% and were scheduled to mature in the first quarter of 2023. In December 2022, The Company refinanced the remaining two agreements and recorded a loss on extinguishment of $0.5 million. As part of the refinancing, the Company took out three new agreements with a combined face amount of $11.4 million, which included combined original issue discounts of $3.6 million. Payments are $260 thousand per week until the agreements mature in October 2023, and the discounts were being amortized at a 94% effective interest rate. In February 2023, in order to remove certain liens associated with these obligations, proceeds from a new note with the institutional investor in item 7 below, were used to pay down an additional amount toward these three collective agreements of $1.8 million which created a new weighted-average effective interest rate across the three agreements of 164% and will cause the agreements to be paid off by the end of August 2023, prior to the original maturity. The combined carrying value of the agreements net of the approximately $1.4 million of original issue discounts at March 31, 2023 was $3.8 million.

(7)

On  December 20, 2021, the Company completed a note payable agreement with an institutional investor, as replaced on February 24, 2023, to surrender the original Unsecured Note with a Secured Promissory Note, with a face amount of $14.9 million and a stated interest rate of 9.0%. As part of the cancellation of the old note, the company recognized a $94 thousand loss on extinguishment. We may prepay all or a portion of the outstanding obligations under the note at a price equal to 115% of the amount we elect to prepay. Beginning six (6) months from the purchase price date of the new note, investor has the right, in its sole and absolute discretion, to redeem all or any portion of the Note (such amount, the "Redemption Amount") subject to the monthly maximum redemption amount of $1.25 million per calendar month, by providing Company with a "Redemption Notice". This note contains a debt reduction clause whereby the Company has agreed to make payments on all of its outstanding agreements with the investor totaling at least $2.5 million per month starting March 2023. If the Company fails to make the required payments, the investor's sole and exclusive remedy is to require, as liquidated damages, a 2.5% increase to the outstanding balance for such month on this note. The Company failed to make the required payments in March and recorded liquidated damages in other expense in the amount of $.4 million, which was added to the principal amount of the note. The note also calls for a mandatory prepayment of 50% of the unpaid principal balance on April 1, 2023. The carrying value of the note is $15.4 million as of March 31, 2023.

On December 9, 2022, the Company entered into a Forbearance and Investment Agreement with the same institutional investor and its successors and/or assigns pursuant to which the Company issued a Secured Promissory Note in the face amount of $42.1 million. The note reflects the cancellation of $36.7 million of obligations under certain prior promissory notes issued to the institutional investor and $5,000,000 of additional funds made available to the Company.  As part of the cancellation of the former debt, the Company recorded a loss on extinguishment of $1.3 million in December of 2022. The new note carries an original issue discount of $350,000 and reimbursement of investor’s transactional expenses of $50,000, which are included in the initial principal balance of the new note. The note bears interests at nine percent 9% per annum and has a maturity date of 18 months after its issuance date of December 9, 2022. We may prepay all or a portion of the outstanding obligations under the new note at a price equal to 115% of the amount we elect to prepay. Beginning six (6) months from the purchase price date of the new note, investor has the right, in its sole and absolute discretion, to redeem all or any portion of the Note (such amount, the "Redemption Amount") subject to the monthly maximum redemption amount of $2.5 million per calendar month, by providing Company with a "Redemption Notice". This note contains a debt reduction clause whereby the Company has agreed to make payments on all of its outstanding agreements with the investor totaling at least $2.5 million per month starting December 2022. If the Company fails to make the required payments, the investor's sole and exclusive remedy is to require, as liquidated damages, a 2.5% increase to the outstanding balance for such month on this note. The Company failed to make the required payments in January, February and March of 2023 and recorded liquidated damages in other expense in the amount of $3.4 million, which was added to the principal amount of the note. The note also calls for a mandatory prepayment of 50% of the unpaid principal balance on April 1, 2023. The carrying value of the note is $48.6 million as of March 31, 2023.

On March 6, 2023, the Company entered into an Amended and Restated Secured Promissory Note, which was a replacement and substitution for a Secured Promissory Note issued to the institutional investor by the Company on February 1, 2023. The restated note has a face value of up to $20.9 million, a 9% stated interest rate, and carries an original issue discount of up to $2.9 million, of which, $.3 million was already earned as of the restatement date due to original cash draws received of $4.25 million and $1.5 million was associated with a restructuring fee. Additional draws are not to exceed $13.8 million and are subject to draw conditions. The outstanding balance shall be repaid on or before June 30, 2023 provided that no draws are advanced to the Company after June 27, 2023. Draws on this note through March 31, 2023 total $9.75 million in cash proceeds. This note contains a debt reduction clause whereby the Company has agreed to make payments on all of its outstanding agreements with the investor totaling at least $2.5 million per month starting March 2023. If the Company fails to make the required payments, the investor's sole and exclusive remedy is to require, as liquidated damages, a 2.5% increase to the outstanding balance for such month on this note. The Company failed to make the required payments in March and recorded liquidated damages in other expense in the amount of $.3 million, which was added to the principal amount of the note. The note also calls for a mandatory prepayment of 50% of the unpaid principal balance on April 1, 2023. The carrying value of the note is $10.6 million as of March 31, 2023. Pursuant to the restated note, the investor agreed to forebear from calling certain defaults against the Company applicable to all three of the outstanding notes prior to June 30, 2023. The agreement contains milestone events and deadlines which require the Company to pursue divestment of certain businesses in 2023 or incur penalties. Refer to the Company's Current Report on Form 8-K dated March 13, 2023 for further details.

(8)

On August 18, 2022, the Company entered into a Prepaid Advance Agreement (the “PPA”) with YA II PN, Ltd., a Cayman Islands exempt limited partnership (“Yorkville”). In accordance with the terms of the PPA, the Company may request advances of up to $5.0 million from Yorkville (or such greater amount that the parties may mutually agree) (the “Pre-Paid Advance”), with a limitation on outstanding Pre-Paid Advances of $5.0 million and an aggregate limitation on the Pre-Paid Advances of $50.0 million. Each such Pre-Paid Advance will be offset upon the issuance of the Company’s common stock, par value $0.001 per share (“Common Stock”) to Yorkville at a price per share equal to the lower of: (a) a price per share equal to $0.01 above the market price on The Nasdaq Global Select Market (“Nasdaq”) as of the trading day immediately prior to the date of each closing (the “Fixed Price”), or (b) 96% of the lowest daily volume weighted average price of our Common Stock on Nasdaq during the five (5) trading days prior to each conversion date (the “Market Price” and the lower of the Fixed Price and the Market Price shall be referred to as the “Purchase Price”); however, in no event shall the Purchase Price be less than $8.00 per share after the effects of the reverse stock split. The Company elected the fair value option for this agreement with the debt being marked to market on a quarterly basis. The discount was amortized through interest expense over the life of the loan. The note had an original maturity date of October 27, 2022, which was extended to February 2023 in October 2022 and was paid off and has no carrying balance as of March 31, 2023.

(9)	In October 2020, the Company entered into a conditional settlement agreement with a subcontractor as amended to make payments of $3.5 million, of which $2.6 million is at zero interest, $0.9 million is at 5% interest and the total term of the agreement was amended to be two and a half years. The Company made a $500,000 payment in the fourth quarter of 2021, $500,000 in payments in the first quarter of 2022, a $250,000 payment in the fourth quarter of 2022, and $750,000 in payments in the first quarter of 2023. The Company was scheduled to make the final payment of $1.5 million plus accrued interest in April 2023 but amended the agreement in April 2023 to adjust the maturity to June 2023. The amendment also applies a 5% interest rate from the date of the amendment to the outstanding principal balance which was $1.5 million as of March 31, 2023.

(10)	Represents Coax Fiber Solutions opening balance sheet loans to prior Coax Fiber Solutions owners.

Line of Credit

On  August 19, 2021, the Company's GTS subsidiary entered into a $4.0 million variable rate line of credit agreement. Interest accrues at a rate of 2.05% over the Daily Simple Secured Overnight Financing Rate ("SOFR") index rate. In November 2022, the maturity date for the line of credit was extended to November 2023. At March 31, 2023 the Company had a $4.0 million outstanding balance on the line of credit and zero dollars were available for borrowing. Collateral on the line of credit includes inventory, accounts receivable, equipment and general intangibles. The line of credit agreement includes certain affirmative covenants, all of which the Company was in compliance with as of March 31, 2023.

17.	CONCENTRATIONS

The Company’s major product lines in 2022 and 2023 were electric power transmission and distribution maintenance and service, utility-scale solar construction projects and telecommunications maintenance and service.

The Company had the following revenue concentrations by customer greater than 10% of consolidated revenue:

	For the Three Months Ended March 31,
Customer	2023	2022
Customer 1	19%	28%
Customer 2	17%	<10%
Customer 3	16%	19%
Customer 4	15%	14%
Total concentrations	67%	61%

The Company did not have geographic revenue concentrations outside the U.S.A. greater than 10% of consolidated revenue.

The Company had the following gross trade accounts receivable concentrations by customer greater than 10% of gross trade accounts receivable:

	As of March 31,	As of December 31,
Customer	2023	2022
Customer 1	18%	26%
Customer 2	22%	21%
Customer 3	<10%	11%
Customer 4	16%	14%
Total concentrations	56%	72%

The Company did not have geographic concentrations outside of the U.S.A. greater than 10% of gross trade accounts receivable.

For the three months ended March 31, 2023, the Company had no supplier concentrations.  For the three months ended March 31, 2022, the Company had one supplier concentration of approximately 12% in the Renewables segment.

18.	COMMITMENTS AND CONTINGENCIES

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

Off-Balance Sheet Arrangements - Performance and Payment Bonds and Parent Guarantees

In the ordinary course of business, Orbital Infrastructure Group and its subsidiaries are required by certain customers to provide performance and payment bonds for contractual commitments related to their projects. These bonds provide a guarantee to the customer that the Company will perform under the terms of a contract and that the Company will pay its subcontractors and vendors. If the Company fails to perform under a contract or to pay its subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. The Company must reimburse the surety for expenses or outlays it incurs. Certain bonds are for open-ended contracts with multiple work orders so the value may increase as the work progresses and more work orders are started. The bonds will remain in place as the Company completes projects and resolves any disputed matters with the customers, vendors and subcontractors related to the bonded projects. As of March 31, 2023, the total amount of the outstanding performance and payment bonds was approximately $5.0 million. In addition, the Company had letters of credit outstanding of $1.5 million as of March 31, 2023.

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

The Company and its subsidiary, OSS, were involved in a contract dispute with Jingoli Power (“Jingoli”) regarding the Joint Venture between Jingoli and OSS for construction of the Black Bear and Happy - Lightsource BP Projects.  The Company contends that Jingoli unjustifiably and without proper authority took over management and control of the two projects and that, as a direct result of Jingoli’s mismanagement, the projects have suffered significant losses. The Company has disclosed and accrued losses including liquidated damages for both projects and entered into a settlement agreement in April 2023 which is discussed further in Note 19 - Subsequent Events.

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

Financial Instrument Liabilities

Seller Financed debt - financial instrument

To the extent that the fair value of the shares of common stock previously issued to Tidal Power are less than $28,852,844 upon expiration of the restriction period on  April 1, 2023, the Company has agreed to pay additional consideration to Tidal Power so that the value of Tidal Power's shares of common stock are equal to no less than  the original $28,852,844. For the Johnson lockup letter, the Company agreed to pay additional consideration to Mr. Johnson upon expiration of the restriction period on  April 1, 2023 so that the value of his stock consideration is no less than $17,635,228. Any shortfall would be made up by issuing Mr. Johnson additional common shares.  The fair value of this liability at March 31, 2023 was $44.8 million. The Company did not issue make-whole shares upon the April 1, 2023 expiration of the restriction period and effected an agreement to extend the restriction period to September 30, 2023. See Note 19 - Subsequent Events for additional information and see Note 12 for additional information on this financial instrument.

Syndicated debt - subscription agreement financial instrument

To the extent that the Company issues shares of its common stock at a price less than the current reference price, the Company is obligated to issue additional shares to the syndicated lenders based on formulas included in their subscription agreements. When additional shares are issued to the lenders the reference price is reset. The reference price was $6.00 per share at March 31, 2023 after the effect of the reverse stock split. The financial instrument liability had a fair value of $0.6 million at March 31, 2023. See Note 12 for additional information on this financial instrument.

19.	SUBSEQUENT EVENTS

Reverse Stock Split

On April 18, 2023, the Company held a special meeting (the “Special Meeting”) of stockholders of the Company. At the Special Meeting, the Company’s shareholders voted to approve an amendment to the Company’s Certificate of Formation to effect a reverse stock split of the Company’s outstanding common stock (the “Reverse Stock Split”) at a ratio ranging from any whole number between 10-for-1 and 40-for-1, subject to, and as determined, by the board of directors.

Following the Special Meeting, the board of directors of the Company approved a 1-for-40 Reverse Stock Split. The Reverse Stock Split became effective on April 21, 2023.

Upon effectiveness of the Reverse Stock Split, every 40 shares of common stock were automatically combined and converted into one share of common stock. Appropriate adjustments were also made to all outstanding derivative securities of the Company, including all outstanding equity awards and warrants.

Shareholders who were entitled to receive fractional share interests of common stock in connection with the Reverse Stock Split (the “Fractional Shareholders”), had their fractional interest rounded up to the nearest whole number of shares (the “Rounded Up Shares”). The determination as to whether the Rounded Up Shares were issuable was based on the total number of shares of common stock that were being exchanged that were held by such Fractional Shareholder, not upon each share of common stock being exchanged.

The purpose of the Reverse Stock Split was to increase the per share trading price of our common stock on the Nasdaq Capital Market to regain compliance with the Bid Price Rule. On May 8, 2023, the Company received a letter from Nasdaq confirming that our common stock had regained compliance with the Bid Price Rule, and as a result, our common stock continues to trade on the Nasdaq Capital Market.

It remains, that the Company is still deficient with the Market Value of Listed Securities (“MVLS”) requirement, as set forth in Nasdaq Listing Rule 5810(c)(3)(C), and has until June 26, 2023 to regain compliance.

Front Line Seller Restriction Period Amendment

On April 1, 2023 the Company, and Tidal Power Group, LLC and Kurt Johnson, collectively referred to as the Front Line Sellers , agreed to amend the restriction period under the Tidal Lockup Letter and Johnson Lockup Letter to be from the Closing until September 30, 2023. All other existing terms remain in full force.

Settlement with Jingoli Power

In April 2023, the Company entered into a settlement agreement with Jingoli Power, LLC (JPOW), under which the Company agreed to pay $34 million dollars and JPOW, upon being paid the entire settlement amount, will bear all costs associated with completing the Black Bear and Happy solar projects.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Important Note about Forward-Looking Statements

The following discussion and analysis should be read in conjunction with the Company’s unaudited condensed consolidated financial statements as of March 31, 2023 and notes thereto included in this document and the audited consolidated financial statements in the Company’s 10-K filing for the period ended December 31, 2022 and the notes thereto. In addition to historical information, the following discussion and other parts of this Form 10-Q contain forward-looking information that involves risks and uncertainties. The Company’s actual results could differ materially from those anticipated by such forward-looking information due to factors discussed elsewhere in this Form 10-Q.

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

Overview

Orbital Infrastructure Group is a diversified infrastructure services company serving customers in the electric power, telecommunications, and renewable markets. The Company is dedicated to maximizing shareholder value through greenfield development and the acquisition of, and investment in successful, entrepreneurial led companies to profitably grow revenues by providing end-to-end solutions to customers, primarily in the renewable, electric power transmission and distribution, and telecommunications infrastructure markets. The Company is organized in three segments. The Electric Power segment consists of Front Line Power Construction, LLC based in Houston, Texas, Orbital Power, Inc. based in Dallas, Texas, and Eclipse Foundation Group. The segment provides comprehensive infrastructure solutions to customers in the electric power industry. Services performed by Front Line Power and Orbital Power, Inc. generally include but are not limited to the engineering, design, installation, upgrade, repair and maintenance of electric power transmission and distribution infrastructure and substation facilities as well as emergency restoration services. Eclipse Foundation Group, which began operations in January 2021, is a drilled shaft foundation construction company that specializes in providing services to the electric transmission and substation, industrial, telecommunication and disaster restoration market sectors, with expertise performing services in water, marsh and rock terrains. In the third quarter of 2022, in order to streamline operations, the Eclipse business was integrated into Front Line Power Construction, LLC, and ceased to be a separate business unit.

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

The Company has experienced rapid growth through organic growth and acquisitions as the Company benefits from its 2021 investments and acquisitions and as the economy continues to emerge from the COVID-19 induced slowdown. First quarter 2023 revenue was 14% greater than the Company's total revenue from the first quarter of 2022. The Company's results were negatively affected by a combined $15.2 million in interest expense and liquidated damages associated with the Company's debt.

During the three months ended March 31, 2023, Orbital Infrastructure Group, Inc. had a consolidated net loss of $20.5 million compared to a consolidated net loss in the three months ended March 31, 2022, of $37.6 million. The greater net loss for the three months ended March 31, 2022, was primarily the result of the $25.3 million loss on extinguishment of debt related to the Company's seller-financed debt on the November 2021 Front Line Construction acquisition, partially offset by a $5.2 million gain on the forfeiture of restricted stock by a Renewable segment executive. Revenues from continuing operations increased for the three months ended March 31, 2023, primarily due to continued growth in the Telecommunications segment.

Continuing Results of Operations

The following tables set forth, for the period indicated, certain financial information regarding revenue and operating results by segment.

For the three months ended March 31, 2023:

(dollars in thousands)	Electric Power	Percent of Segment Revenues	Telecommunications	Percent of Segment Revenues	Renewables	Percent of Segment Revenues	Other	Percent of Segment Revenues	Total	Percent of Total Revenues
	$	%	$	%	$	%	$	%	$	%
Revenues	$38,298	100.0%	$26,959	100.0%	$14,929	100.0%	$—	—%	$80,186	100.0%
Income (loss) from operations	$2,705	7.1%	$2,826	10.5%	$(4,613)	(30.9)%	$(4,195)	—%	$(3,277)	(4.1)%

For the  three months ended March 31, 2022:
(dollars in thousands)	Electric Power	Percent of Segment Revenues	Telecommunications	Percent of Segment Revenues	Renewables	Percent of Segment Revenues	Other	Percent of Segment Revenues	Total	Percent of Total Revenues
	$	%	$	%	$	%	$	%	$	%
Revenues	$39,695	100.0%	$16,095	100.0%	$14,464	100.0%	$—	—%	$70,254	100.0%
Income (loss) from operations	$(711)	(1.8)%	$477	3.0%	$428	3.0%	$(1,982)	—%	$(1,788)	(2.5)%

Revenue

The revenues for the three months ended March 31, 2023, increased compared to the 2022 comparable period primarily due to the ramp up of Rural Digital Opportunity Fund ("RDOF") projects associated with the Telecommunications segment. RDOF is an initiative designed to bring broadband and voice service to millions of unserved homes and small businesses in rural parts of the United States. GTS has partnered with a key customer on both state and federally-funded RDOF projects which are in their early stages and are expected to continue over the next five to six years.

The Electric Power Segment held unaudited backlogs of customer orders of approximately $224.7 million as of March 31, 2023, compared to $229.4 million at December 31, 2022. The decrease in backlog is generally due to timing of master service agreement renewals. The Telecommunications segment held backlogs of customer orders of approximately $193.1 million as of March 31, 2023, compared to a backlog of $199.0 million at December 31, 2022. The decrease is a result of run-off of existing RDOF projects that will continue for another 5-6 years outpacing new customer orders.  The Renewables segment had a backlog of $19.2 million as of March 31, 2023 compared to $34.1 million as of December 31, 2022 which is due to further work being completed and revenue being recognized in the quarter on projects that make up this backlog. Of the March 31, 2023 backlog totals, the amounts expected to be recognized in the twelve months following Q1 2023 are approximately $249.4 million. The amounts expected to be recognized in the twelve months following Q1 2023 consist of $144.9 million from the Electric Power segment, $85.3 million from the Telecommunications segment and $19.2 million from the Renewables segment.

Cost of revenues

For the three months ended March 31, 2023, the cost of revenues as a percentage of revenue was 82.4% compared to 83.5% from the prior-year comparative period which is an indicator of business normalizing. As the Renewables segment works toward conclusion of their large EPC projects, they continue to shift their model toward better margin subcontractor work to support the solar market. Margin percentages in general will vary based upon the mix of projects including emergency response services, new crew onboarding costs, and the competitive markets in which the Company competes.

The Company expects continued improvement in margins during the remainder of 2023 as the RDOF projects in the Telecommunications segment continue to ramp and the Renewables segment is able to refocus on lower risk and higher margin projects.

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

During the three months ended March 31, 2023, SG&A increased $6.0 million compared to the three months ended March 31, 2022, primarily due lower than usual SG&A in 2022 related to a $5.2 million dollar credit to compensation expense for a restricted stock forfeiture associated with the termination of a Renewables segment executive. This decrease was partially offset by increased professional and advisory fees in 2023 associated with opportunities to refinance or restructure existing debt.

Restructuring Costs

In September 2022, the Company fully impaired its finance lease equipment related to Eclipse Foundation Group in the Electric Power segment. These pieces of equipment are drilling specific and at this time, the Company does not plan to use the equipment for the remaining term of the leases. As these leases are non-cancelable and do not include a sub-leasing option, the full finance lease assets related to Eclipse were removed from the balance sheet and an equal impairment was recognized in the amount of $4.5 million in the third quarter of 2022. Future payments related to these leases will be approximately $4.4 million paid through June 2026.

Depreciation and Amortization

(dollars in thousands)

	For the Three Months Ended
Depreciation and amortization expense by Segment	March 31,
	2023	2022	$ Change	% Change
Electric Power	$3,988	$6,975	$(2,987)	(42.8)%
Telecommunications	1,232	1,091	141	12.9%
Renewables	179	608	(429)	(70.6)%
Other	16	16	—	0.0%
Total depreciation and amortization	$5,415	$8,690	$(3,275)	(37.7)%

Depreciation and amortization expenses are associated with depreciation on leasehold improvements, furniture, equipment, vehicles, and amortization of intangible assets over the estimated useful lives of the related assets.

Depreciation and amortization expense in the three months ended March 31, 2023, was down compared to the three months ended March 31, 2022, primarily due to a $2.3 million decrease in amortization expense as a result of a Front Line Power acquisition intangible becoming fully amortized in 2022 as well as due to a decrease in depreciation expense associated the finance lease ROU assets at Eclipse that were fully impaired in the third quarter of 2022 no longer being depreciated.

Loss on Extinguishment of debt

Loss on extinguishment of debt for the three months ended March 31, 2023 was $.6 million and was related to the payment of certain loans with stock-based payments for which the stock was issued at a discount to the stock's fair value. Loss on extinguishment of debt for the three months ended March 31, 2022 was $26.0 million and was primarily related to loan modifications on the Company's seller financed debt with the sellers of Front Line Power Construction and approximately $0.7 million loss on extinguishment in the first three months ended March 31, 2022 related to the payment of certain loans with stock-based payments.

Loss on financial instruments

Loss on financial instruments for the three months ended March 31, 2023 includes mark to market adjustments on the financial instrument related to Syndicated debt in the amount of $71 thousand and $1.1 million related to the financial instrument embedded in the Front Line seller notes. Loss on financial instruments for the three months ended March 31, 2022 includes mark to market adjustments on the financial instrument related to Syndicated debt in the amount of $.9 million. See Note 12 for more information on these financial instruments.

Other Income (Expense), net

(dollars in thousands)

	For the Three Months Ended
Other Income (Expense), net	March 31,
	2023	2022	$ Change	% Change
Foreign exchange gain (loss)	5	$(49)	$54	(110.2)%
Liquidated damages from debt	(4,068)	—	(4,068)	100.0%
Interest income	20	78	(58)	(74.4)%
Rental income	129	129	—	0.0%
Other income	(233)	187	(420)	(224.6)%
Total Other income (expense)	$(4,147)	$345	$(4,492)	(1302.0)%

Other income (expense) changes contributing to the majority of the increased expenses were liquidated damages incurred on the Company's investor held debt.

Interest Expense

For the three months ended March 31, 2023, the Company incurred interest expense of $11.2 million, compared to interest for the three months ended March 31, 2022 of $8.0 million. The increase in interest expense in 2023 is related to the increase in notes payable outstanding in the three months ended March 31, 2023, compared to the three months ended March 31, 2022 and new debt agreements obtained having higher effective interest rates than those of the debt agreements that existed in the previous year. Also contributing to the increase is the increase in the variable rate on the Company's $104.5 million Syndicated debt that increased from 13.50% at inception to 17.38% at March 31, 2023.

Income Tax Expense

The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. The Company continues to record a full valuation allowance against the Company's U.S. net deferred tax assets.

For additional analysis, see Note 14 - Income Taxes, of the condensed consolidated financial statements in Part I - Item I, "Financial Statements."

Liquidity and Capital Resources

Company Conditions and Sources of Liquidity

The Company has experienced net losses, cash outflows from cash used in operating activities and a decline in share value over the past years. As of and for the three months ended March 31, 2023, the Company had an accumulated deficit of $507.3 million, loss from continuing operations of $20.3 million, and net cash provided by operating activities of $0.8 million. Further, as of March 31, 2023, the Company had a working capital deficit of $302.6 million, including current maturities of debt, and cash and cash equivalents of $24.0 million available for working capital needs and planned capital asset expenditures.  As a result of the foregoing, the Company does not have sufficient liquidity and capital resources to meet its obligations and fund its operations for the twelve months following the issuance of these financial statements. These conditions raise substantial doubt regarding the Company’s ability to continue as a going concern.

The Company has plans to access additional capital to meet its obligations for the twelve months from the date these financial statements are available to be issued. Historically, the Company has raised additional equity and debt financing to fund its expansion; refer to Note 16 — Notes Payable and Line of Credit. The Company has also funded some of its capital expenditures through long-term financing with lenders and other investors as also described in further detail in Note 16 — Notes Payable and Line of Credit. Our ability to raise the additional capital is dependent on a number of factors, including, but not limited to, the market demand for our common stock, which itself is subject to a number of business risks and uncertainties, our creditworthiness and the uncertainty that we would be able to raise such additional capital at a price that is favorable to us. As of March 31, 2023, the Company has an effective S-3 shelf registration statement for the issuance of various types of securities, including common stock, preferred stock, debt securities and/or warrants in the aggregate of up to $64.0 million. In addition, although no formal agreements exist, the company has solicited interest from various lenders to potentially raise additional term debt to restructure or refinance its existing notes.

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

General

As of March 31, 2023, the Company held cash and cash equivalents of $24.0 million and restricted cash of $0.7 million. Operations, investments, and equipment have been funded through cash on hand, the issuance of common stock authorized by its July 2020 and February 2021 S-3 filings, seller financing, and the issuance of debt and financing through the sale of future revenues. The Company filed an S-3 in February of 2021 which became effective in April 2021 for the issuance of additional stock or public debt. In April 2022, the Company issued 225,000 shares of common stock and pre-funded warrants to purchase up to 178,847 shares of common stock accounting for the effects of the 2023 reverse stock split, for a total raise of $21.0 million before expenses. Major uses of cash in the first three months of 2023 included the purchases of property and equipment, debt and finance lease payments and changes in working capital. The Company continues to work to improve its short-term liquidity through management of its working capital. Long-term liquidity is expected to benefit from revenue growth and earnings through its existing operations. Overall volume growth in the Company's businesses both organically and through acquisitions are expected to benefit cash flows as well.

Cash Provided by (Used in) Operations

Cash provided by operations for the three months ended March 31, 2023 was $.8 million which was a $2.3 million improvement compared to the three-month period in 2022 which had cash used in operations of $1.6 million.

The decrease in uses of cash in the first three months of 2023 are primarily related to the timing of cash payments on accounts payable and accrued liabilities which was a combined $12.7 million increase in cash provided by operating activities largely related to projects at Orbital Solar Services. Other contributors of cash provided by operating activities were changes in accounts receivable and prepaid expenses from December 31, 2022 of a combined $4.9 million dollars.

S-3 registration

The Company filed a new S-3 shelf registration in January 2021, which, as amended, became effective in April 2021. With this filing, Orbital Infrastructure Group may from time-to-time issue various types of securities, including common stock, preferred stock, debt securities and/or warrants, up to an aggregate amount of $150 million. The Company utilized this S-3 registration to issue additional common stock in July 2021 for $38 million before expenses. In May 2022, the Company utilized the S-3 to issue shares and prefunded warrants for $21.0 million and additional warrants with a cumulative exercise value of $21.2 million. The Company has approximately $64.0 million remaining available to issue additional securities from its shelf registration.

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

Capital Expenditures and Investments

During the first three months of 2023 and 2022, Orbital Infrastructure Group invested $0.6 million and $1.4 million, respectively, in property and equipment. These investments typically include additions to equipment including vehicles and equipment for powerline service and maintenance, engineering, furniture, computer equipment for office personnel, facilities improvements and other fixed assets as needed for operations. In addition, during the three months ended March 31, 2022 the Company had collections from a note receivable of $3.5 million related to the sale of the Company's electromechanical business in 2019.

Financing Activities

In the three months ended March 31, 2023, the Company made cash payments on notes payable and finance leases of $6.1 million and $1.3 million respectively and had proceeds from notes payable of $9.75 million. This compared to no proceeds from notes payable and $5.8 million and $1.2 million of payments on notes payable and finance leases respectively in the three months ended March 31, 2022. The Company also received $3.5 million in proceeds from their line of credit and made $2.0 million in payments on this line of credit in 2022 compared to the line of credit having no activity or capacity in 2023.

Recap of Liquidity and Capital Resources

At March 31, 2023, the Company had unrestricted cash and cash equivalents balances of $24.0 million of which $2.4 million is covered by insured deposit programs. At March 31, 2023, the Company had $0.7 million of restricted cash and cash equivalents balances at domestic financial institutions including $0.25 million that is covered under the FDIC insured deposits programs.

The Company had a net loss of $20.5 million and cash provided by operating activities of $0.8 million during the three months ended March 31, 2023 . As of March 31, 2023 , the Company's accumulated deficit was $507.3 million.

The Company expects the revenues from its continuing operations, and cash on hand, to cover operating and other expenses for the next twelve months of operations. However, in the short-term, the Company expects to continue to need cash support as the Company's businesses increase their market positions and revenue. The Company may issue additional debt or equity to support continuing operations and acquisition efforts in the remaining months of 2023.

Critical Accounting Policies

The Company has adopted various accounting policies to prepare the consolidated financial statements in accordance with Generally Accepted Accounting Principles, ("GAAP"). Certain of the Company's accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. In the Company's 2022 Annual Report on Form 10-K filed on April 7, 2023, the Company identified the critical accounting policies that affect the Company's more significant estimates and assumptions used in preparing the Company's consolidated financial statements.

Recent Accounting Pronouncements

See Note 11 - Recent Accounting Pronouncements of the condensed consolidated financial statements in Part I—Item I, “Financial Statements” for a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on financial position, results of operations and cash flows.

Off-Balance Sheet Arrangements

See Note 18 - Commitments and Contingencies of the condensed consolidated financial statements in Part I—Item I, “Financial Statements” for a description of the Company's off-balance sheet arrangements.

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

Investment Risk

The Company has an Investment Policy that, inter alia, provides an internal control structure that takes into consideration safety (credit risk and interest rate risk), liquidity and yield. Our Investment officers, CEO and CFO, oversee the investment portfolio and compile a quarterly analysis of the investment portfolio when applicable for internal use. In addition, the Company has an Investment Committee to administer and operate the portfolio. At March 31, 2023, the Investment Committee is comprised of C. Stephen Cochennet, Corey A. Lambrecht, Chairman, and Nicholas M. Grindstaff, CFO.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer (CEO) and its Chief Financial Officer (CFO), evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report. In designing and evaluating the Company’s disclosure controls and procedures, the Company’s management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Company’s management is required to apply their judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon that evaluation, the Company's management, including the CEO and the CFO, concluded that, as of March 31, 2023, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as defined in Rule 13(a)-15(f) or Rule 15d-15(f) of the Exchange Act) during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

The Company and its subsidiary, OSS, were involved in a contract dispute with Jingoli Power (“Jingoli”) regarding the Joint Venture between Jingoli and OSS for construction of the Black Bear and Happy - Lightsource BP Projects.  The Company contends that Jingoli unjustifiably and without proper authority took over management and control of the two projects and that, as a direct result of Jingoli’s mismanagement, the projects have suffered significant losses. The Company has disclosed and accrued losses including liquidated damages for both projects and entered into a settlement agreement in April 2023 which is discussed further in Note 19 - Subsequent Events.

Item 1A. Risk Factors.

There are no material changes from Risk Factors as previously disclosed in the Company’s Form 10-K filed with the Commission on April 7, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. Common Stock Issued.

During the three months ended March 31, 2023, the Company issued the following shares of common stock, which were not registered under the Securities Act. The Company relied on Section 4(2) of the Securities Act of 1933 as the basis for an exemption from registration for the following issuances.

Date of issuance	Type of issuance	Stock issuance recipient	Reason for issuance	Total no. of shares	Grant date fair value recorded at issuance and periodic vesting (in thousands)
January and February 2023	Common stock	Institutional investor	Debt payment	451,331	3,248
Total other equity transactions				451,331	$3,248

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are included as part of this Form 10-Q.

Exhibit No.	Description

10.115 [1]	Amendment No. 4 to Modification Agreement among Orbital Infrastructure Group, Inc., Kurt A. Johnson Jr. & Tidal Power Group LLC

10.116 [1]	Settlement Agreement between Jingoli Power and Orbital Infrastructure Group dated as April 19, 2023.

31.1 [1]	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2 [1]	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

32.1 [1]	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

32.2 [1]	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

101.INS [1]	Inline XBRL Instance Document

101.SCH [1]	Inline XBRL Taxonomy Extension Schema Document

101.CAL [1]	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF [1]	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB [1]	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE [1]	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

Footnotes to Exhibits:

1Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signed and submitted this 15th day of May 2023.

Orbital Infrastructure Group, Inc.
By:	/s/ James F. O'Neil
James F. O'Neil,
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Nicholas M. Grindstaff
Nicholas M. Grindstaff,
Chief Financial Officer
(Principal Financial Officer)